Form 10-K
period 1997-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1998-04-08
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
         Washington,  D.C.  20549
Form  10-K

Annual Report Pursuant to Section 13 or
15(d) of
     the Securities and Exchange act of
1934
For the fiscal year ended December 31, 1997
Commission File No. 0-17114

            DEFAULT PROOF CREDIT CARD SYSTEM, INC
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
CHARACTER)
            FLORIDA                           59-86523
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

  4520 Sunset Drive
       Miami, Florida                      33143
(Address of principal 			       (ZipCode)
 executive offices)

Registrant's telephone number, including area code:
(305)856-4711

Securities Registered pursuant to Section 12(b) of the Act:
						None
Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $ 0.001

Indicate by check mark whether the registrant (1) has filed
all reports required to be file by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes  x     No

The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of March 15, 1998.

      Common Stock. $0.001 par value -  1,164,351.00

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 1997.

   Common Stock. $0.001 par value - 11,643,51



DEFAULT PROOF CREDIT CARD SYSTEM, INC.
           	   CROSS REFERENCE SHEET
  PURSUANT TO RULE 14a-3(d)


Annual Report Item
	Under Rule 14A-3(D)
(1)	Financial Statements


(2)	Form of Financial
     Statements

(3)	Supplementary
Financial
Information

(4)	Accountants and
Financial Disclosure,
	changes and
	disagreements

(5)	(i) Select Financial
	Data

(ii)Management's
	Discussion and
Analysis 	of Financial
Condition and Result
of 	Operations

(6)	Business of Registrant

(7)	Industry Segments

(8)	Directors and
Executive 	Officers

(9)	Market Price of Common
	Stock,  Dividends


(10)	Annual Report on Form
	10-K

(11)	Form of Annual Report






Caption or Location
      in Form 10-K
Financial Statements and
Supplementary Data

Financial Statements and
Supplementary Data

Financial Statements and
Supplementary Data

Changes in and
Disagreements
With
AccountantsandFinancial
Disclosure


Selected Financial Data


Management's Discussion and
 Analysis
of Financial Condition and
Results of Operations


Business

Business

Directors and Executive
Officers of Registrant

Market for Registrants
Common Equity and Related
Stockholders Matters

Not applicable


Not applicable




PART I
ITEM 1.    BUSINESS

Default Proof Credit Card System, Inc. (the "Company"), was organized in August 1985 to engage in the development and marketing of proprietary methods and systems for issuing secured credits and debit cards that are a "safer lending risk" for the issuer. The Company first secured type card is marketed under the trademark Resource (the Resource System), and the next card (Patent Pending) to be marketed as a Line Of Credit System (LOC ). The Resource System is designed to enable owners of life insurance policies with cash surrender values to obtain a collateralized line of credit pursuant to the issuance by a participating bank or other financial institution of a credit or debit card, such as MasterCard or Visa. The LOC Syste, on the other hand, allows an applicant to made cash deposits in Automatic Teller Machines which will dispense to the applicant a debit card with a line of credit amount equal to the cash deposited less a small service fee. The issued bankcard will be equal as any other one such as MasterCard or Visa.

Under the Resource System, applicants who own life insurance with cash surrender values will assign to the Company, as collateral, the cash surrender values of their life insurance policies in exchange for a line of credit to be granted by a Participating Institution equal to at least
80% of the assigned collateral through the issuance of a credit or a debit card, or any other credit instrument.
Other than with respect to the cash surrender values, the assignments will not affect any provisions of such life insurance policies. The collateral will be used to protect the participating institutions against the cardholder's failure to pay the credit/debit cards charges when due. In the event of such failure, the Company, as guarantor will agree to pay the participating institution the defaulted amount and, in turn, will be reimbursed by the cardholder's life insurance company from the proceeds of a loan made by the insurance company to the policyholder and charged, as a policy loan, to the cardholder's insurance policy. Although the foregoing represents the method the Company intends to use in the implementing of the Resource System, it is possible that the actual operation of the Resource System, if any, may vary from the foregoing plan.

Although the Company anticipates that it will receive the proceeds of an assign cash surrender value within seven business days from a claim of the Company, there can be no assurance that the Company will receive such proceeds within that period. If the Company does not receive such proceeds

3
prior to the Company's obligation to pay a participating institution, the Company's ability to make such payment will be dependent upon the Company's capital. See Financial
Statements and Report of Independent C.P.A.

THE LINE OF CREDIT SYSTEM

Last November 1997 the Company acquired from Vincent
Cuervo, President of the Company, all the worldwide rights, licenses, and ownership of the Line Of Credit System(LOC) Patent Pending filed with the U.S. Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the purchase agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 2,250,000. Stock Option of the Company's Common Stock $.001 par value per share, at an exercising Option Price of $0.15 per share, the day after the Company receives from the U.S. Patent and Trademark Office a Notice of Allowance notifying the Company that its patent application had been allowed and subsequently the issue of a related Patent to this patent pending (LOC). If the U.S. Patent and Trademark Office does
not issue the related patent the Company  will   not grant
the stock option to Vincent Cuervo.

Through the Company's Patent Pending LOC System a debit card will be made available to consumers, through modified ATMs, after the implementation of new software and hardware elements to the existing Automatic Teller Machines, and into the new ones manufactured. These compatible elements will be easily installed and adapted to the operational systems in use today. The existing Automatic Teller Machines in the market today, consists, wherein the machine accesses with the insertion of a credit/debit card in good standing and the entering of its assigned PIN number, for cash advances charged against the credit line balance in such credit/debit card. Cash advances are approved or denied depending on the remaining availability of credit in the credit card, or cash balance in the bank account on a debit card.

 The Company's Patent Pending, once operative, does not provide cash advances while processing the solicitation of the interest free prepaid debit card, very much the opposite. Under the LOC System applicants will be able to use the thousands of Automatic Teller Machine (ATM) in the market today, and make cash deposits that may vary ($500;$ 1,000; $ 2,000; $ 3,000 and up) which will determine the amount of the Line Of Credit (LOC) of the prepaid secured debit card, and in accordance with his/her means and needs. The bankcard will be issued by a participating bank or financial institution and dispensed through an Automatic Teller Machine. On those ATMs manufactured and presently operative, the Company will license those ATM builders to

4
install the necessary additional patented elements
(software, hardware) described in the patent pending to broader their present functionality.For future built ATMs, the builders will be license to install these compatible new elements at the time they are manufactured.

Once the simple coupling of these elements, the ATM will perform new functions, it will accept cash deposits and dispense a debit card ready to be used for merchandise purchases, cash advances, car rentals, airlines and hotel reservations, etc.

The cash deposited will be scanned for counterfeit bills, the applicant will provide his postal zip number or mother's maiden name for security reasons, he or she will select and enter the four confidential numbers for the PIN number. Following these steps the ATM will provide a receipt showing the LOC requested and paid for, less a service fee (maybe 2%); the issuing bank's customer free number, which will be also printed on the back of the bankcard, and other sundry information.

 The ATM will dispense the debit card with its 16 numbers (0000 0000 0000 0000) and the issuing bank's logo, it will have the issued date printed and nothing else. Now it will be ready for use. The cardholder may reload the card at any of the issuing bank ATM machines, the service fee will apply again. The cardholder will not need to have his/her good, fair or bad credit checked. There will not be issuing delays or paperwork. There will be instant issue. It will be up to the applicant to determine the line of credit amount when applying for the card, in accordance to his/her means and needs. The ATM machines are open 24 hours every day, banks are usually closed at 2.00 p.m. Monday through Friday. Foreign currency capability may be added. Other important features are available in the patent pending.

The issuing banks will enjoy  foreseeable limited
and/or minimal liability, and a) The banks issuing these ATM dispensed prepaid or stored-value cards will not suffer any charges off, over limit usage, or delinquencies; b) Similar or higher profits - These cards may have all of the same capabilities of any other existing bankcards. The cardholder will be able to purchase merchandise or make cash advances at any ATM. The bank would receive the same merchant discount fees (between 2% to 4%) from any purchase, and the same ATM fees (about $2.50 per each) on any cash advance; c) New source of profits- The bank issuing these cards would benefit of the CASH FLOW from the deposits made for the debit card's acquisition, as it now happens with the money when traveler's checks are purchased. Millions of dollars will become line of credit for some time, in those cards
5
purchased, before the cardholder use them.; d) No paperwork-There would be no need for Equifax or Credit Bureau reports. The issuing bank will not have to issue and mail monthly statements; e) Use of the same terminals as the ones that now are in use- There will be no need to install new different expensive terminals at neither end. Same online transactions will be used; f) Servicing approx. 40 million individuals in the Sub-Prime market- Because of different reasons (poor credit record; bankruptcy; divorces; college students, etc...) about 40 million people can not have a bankcard. Now the financial institutions will be able to service that untapped market, an g) It is not a Smart Card.

This expanding ATM functionality will represent future opportunities for branch banks. This way, not only is the ATM easier, more personalized and more enjoyable, but it does more, too.

As of today, eventhough there is not assurance that a related patent will be issued, the Company has received favorable actions from the Patent and Trademark Office in Washington, D.C., and the Company's patent pending continues through the Patent Office's usual process.

The Company's operations commenced in 1986 with the licensing to it by the Company's President of the "default proof" method and system, all patents and other proprietary rights to the system and the right to use the registered trademark Resource.

Since inception, the Company has expended approximately $50,000 in developing computer software and acquiring computer hardware for the operation of the Resource System.
 The Company has expended approximately $ 350,000 for advertising which has included newspaper and television advertising, video tapes, and brochures and applications which were distributed through the mail and to various stores and businesses. The Company has expended approximately $ 225,000 in developing the Resource System and obtaining patents therefor. The Company also expended approximately $ 1,000,000 in litigation with State Street Bank and Trust Company (State Street Bank).The State Street Bank litigation forced the Company to attempt to raise more capital in order to implement a new strategy that involved the purchase of its own bank. The litigation and lack of funds basically put the company in a defensive position with very little possibilities to raise funds for a system being used by a bank in an unauthorized fashion. Banks, which were very interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital failed.

In mid 1997, the Company renewed it's marketing efforts

6
and early in 1998  the management contracted financial
consultants, F.P.I.	 Inc., to promote the  Resource System.
 As it is well known from the news media, charge offs and delinquencies in the credit card Industry are higher than it is desirable to the bankcards issuing financial institutions, and it now appears that the effort to protect its patent rights will pay off after all. The renewed marketing efforts offering the Company's Resource System to banks for licensing has developed some new interest. Conversations with several banks' officers are encouraging, since they are demonstrating interest in the secured credit/debit card products. Marketing efforts will continue jointly with the offering of the Company's LOC
System Patent Pending new product.

THE RESOURCE SYSTEM

The Resource System is designed to provide individuals with a convenient method of obtaining , at fair low cost, immediate access to credit which is collateralized by the cash surrender value of their life insurance policies. Applicants who wish to obtain a credit card using the Resource System will transmit to the Company an application in which they assign the cash surrender values of their insurance policy to the Company as collateral. The participating financial institution will then issue to the applicant a Visa or MasterCard with an initial line of credit equal to at least 80% of the cash surrender value of the policy. The Company will guarantee the cardholder's obligation to the banks through the registered assignment by the life insurance company who issued the life insurance policy, of the cash values in the life insurance policy of the cardholder/policyholder. These cash surrender values are owned by the cardholder and will be utilized by the Company only if he or she becomes delinquent in paying his credit balance to the issuing bank. Any cardholder/policyowner will be able to request and obtain a release of the assignment of the life insurance policy by paying any outstanding balance on the credit card, returning the credit/debit card to the participating financial institution and providing the Company with a written request for a release.

If a cardholder becomes delinquent, the participating bank or financial institution, after unsuccessfully pursuing its own collection procedures, will notify the Company of the existence and amount of delinquency. Prior to receiving payment from the Company, the participating financial institution will be required to, among other things, release the Company from any future obligations or liability regarding the delinquent cardholder and cancel the credit or debit card. The Company will request a defaulting cardholder's life insurance company to provide to the Company with the amount

7
necessary to cover the delinquent outstanding balances owed by such cardholder by creating a loan against the cardholder's policy. Upon receipt of the policy loan funds, the Company will recover its processing costs, the amount to be paid to the participating institutions plus interest incurred between the date the Company pays the participating institution and the date the Company is paid by the life insurance company, at the same rate charged on the bankcard. If, at any time that the Company is required to pay a participating institution, the Company has not then received the proceeds of the assigned cash surrender value of a defaulting cardholder, then to the extent that the Company has the capital therefor, the Company will pay the participating institution the amount it is owed by the cardholder. The Company will only obtain from the life insurance company the amount necessary to be reimbursed in full for the amount it paid to the participating institution to pay in full any delinquent outstanding balances owed by the cardholder plus interest and processing costs. Although the foregoing represents the method the Company intends to use and implement the Resourcer System, it is possible that the actual operation, if any, of the Resource System may vary from the foregoing plan. There can be no assurance that the Resource System can be successfully implemented or, if so implemented, that the Company will ever earn a profit.

The ability of a cardholder to assign the cash surrender value of a life insurance policy is governed by the terms of the insurance policy which is a contract between the insurance company and the policy holder. The Company believes that an insurance company can not terminate an assignment of a cash surrender value to the Company without the consent of the Company. Although the Company has never experienced a situation where, pursuant to the terms of a life insurance policy, the cash surrender value was unassignable, there can be no assurance that this will not occur. The Company has not yet engaged any legal counsel to conduct research with respect to the existence of any laws, rules or regulations which may preclude or limit the Company's ability to receive assignments of cash surrender values of life insurance policies or which may allow a life insurance company to terminate such assignments without the consent of the Company. Any litigation resulting from attempts by the Company, Participating Institutions or insurance companies in connection with the Resource System would adversely affect the Company's cash flow, if any.

Prior to issuing a credit card collateralized by the Resource System, the Company must obtain the consent to the assignment of the cash surrender value from the policyholder. The Company will then notify the insurance company of the assignment. The successful application of the Resource System,

8
although not dependent upon acceptance by insurance companies, is dependent among other things, upon the cooperation of insurance companies in registering assignments in their records and confirming assignments to the Company.

Although the Company has not experience any difficulty with insurance companies in this respect, there can be no assurance there will be no difficulties in the future. From
1988 to 1991, approximately 350 life insurance companies acknowledged the assignment of the cash surrender value of certain life insurance policies by them to the Company. In only two instances did the Company collect from the cash surrender value of a cardholder's policy to apply it to a delinquent payment.

MARKETING THE LOC SYSTEM

The Company believes that the LOC  System can be
effectively marketed to selected members of the general
public that fall among the following categories:
*	Individuals that have no credit or  can  only  qualify
for low lines of credit, or wish to establish their credit worthiness for the future. This individual will be able to prepay their line of credit by the use of the LOC System_.
*	Individuals who for whatever reason want to manage
their funds, or other funds they may want to make available to others, within a predetermine budget or allowance. This will allow individuals with the need not to exceed their prepaid budget, to do so while still carrying a debit card.

*	It will allow Companies that have employees in an
allowance to issue prepaid cards, instead  of travel
advances. Parents may  send  their children to college with
a controlled monthly  budget.
*	One important feature of the LOC System is that its
much more safer than cash while working just like cash. In today's environment, safety is a paramount issue.

With the proliferation of Visa and MasterCard  in just
about every retail outlet, and the strong presence of ATMs,
the LOC System  will function just like cash, while
providing a safety element.
*	Travelers  wishing to prepay their traveling  expenses,
 in stead  of   just charging it The LOC System may  be
obtained in any currency desired and used just like cash in
the visiting country. It will work just like travelers
checks with the added convenience of a debit card and the
safety  it represents.
*	Individuals not wanting to go through all the hassle of
 applying and maintaining a debit card. There will be no application, no delays, no credit reports, no payments and no paperwork. But probably most important to some individuals, there will be no overspending.

9
There are other multiple uses of the LOC debit card that the Company is presently studying and identifying. It is clear to the Company that the total and complete penetration of bankcards such as MasterCard and/or Visa, coupled with the widespread distribution of ATMs, create exciting new possibilities for the future cashless society.
We see the LOC System as an integral part of this phenomenon.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company  is the worldwide owner  of the United
States Patent Numbers 4,718,009 and  5,2025,138; the
Canadian Patent Number 1,280, 213; the worldwide rights and ownership of the Patent Pending related to Automatic Teller
 Machines (LOC  SYSTEM), and the trademark Resource.

The Company's  executive offices are located at 4520
Sunset Rd., Miami, Florida 33143, and its telephone
number is (305) 856-4711.The Company's executive
 offices consist of approximately   400 square feet.

ITEM 3. LEGAL PROCEEDINGS

Not applicable. No legal proceedings pending.

ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
 	   OPERATIONS

 	During the next twelve months, the Company plans to (i) either begin marketing of the Resource System with one or more Financial Institutions, or license, joint venture, or sell the
Resource System to a bank or financial institution, (ii) to
 begin the licensing of its LOC System to one or several banks or financial institutions or joint venture the LOC System_.

The Company is now having substantive interviews and conversations with several banks and financial institutions' officers regarding the implementation of its systems. It is the first time in the last three years that such interest has been shown. There is no assurance that such discussions will realize any of the Company objectives, and there can be no assurance that any of its plans can be realized.

The Company realizes that in order to undertake the marketing of one or both of its concepts, it must raise capital, something that it has not been able to do since its original public issuance. It is with this reality check, that the Company its now entertaining the joint venture or sale of one of its products.


10
ITEM 5. SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth information at March 2, 1998
based on information obtained from the persons named below,
with respect to the  beneficial ownership of shares of
Common Stock by (I) each person known by the Company to be
owner of more than 5% of the outstanding shares of Common
Stock. (ii) each director, and (iii) all officers and
directors as a group.
Name of Beneficial    Amount and Nature of  Percentage of
Owner            Beneficial Ownership   Outstanding
							     Shares Owned
Vincent Cuervo
Miami, FL 33143		  3,779,416			33%

Ciro B. Sosa
Miami, FL 33145		    242,762		 	 2%

Pedro P. Llaguno
Miami, FL 33145		    161,425		    1.4%

Dave I.B.Williams       	    197,500	         1.6%
(died in 1997)

Officers/directors
as a group			  4,381,103 		    	38%

The Company is not aware of any arrangements which may result in a change of control of the Company.

ITEM 6.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL  PERSONS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

Name				Age		Position

Vincent Cuervo, President		68		Director

Ciro B. Sosa, Vice President		71		Director

Pedro P. Llaguno, Vice President	67		Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Vincent Cuervo has been President and Chairman of the Board of Directors of the Company since its inception in

11
August 1985. From January 1984 until March 1986 he was the general managing agent for Travelers Life Insurance Co., O. Ltd., and Summit National Life Insurance Company. From September 1962 through December 1983, he was general managing agent for Crown Life Insurance Company for the area encompassing Dade, Broward and Monroe Counties in Florida, all of South America, Central America, the Caribbean and Spain. During such time he was responsible for supervising over 200 life insurance brokers and agents. Mr. Cuervo holds a Juris Doctorate degree from Havana University, Cuba.
10
Ciro B. Sosa has been a Vice-President and a Director of the Company since January 1986. Since 1964, Mr. Sosa has been owner of Futura Advertising, an advertising agency located in Coral Gables, Florida. In addition, from 1982 through 1983, Mr. Sosa was a real estate broker.

 	Pedro P.Llaguno has been Secretary and a Director of the Company since January 1986. Since 1977 Mr. Llaguno has been an attorney at Law practicing in Miami, Florida.

Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

In 1997 the Company lost the services of a long time friend, Officer and Director, David I. B. Williams who died.
He has not been replaced as an Officer or Director.

The Company is in the process of interviewing several individuals to replace Mr. Williams vacancy.

There are no family relationships between any of the Company's directors or executive officers. During the last five years none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.
(i) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;
(ii) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(iii) Being subject to any order, judgement or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(iv) Being found by a court of competent jurisdiction
(in a civil action), the Securities and Exchange Commission or the

12
Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

ITEM 7. EXECUTIVE COMPENSATION

General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 1997 exceeded $ 40,000.

SUMMARY COMPENSATION TABLE
      		    LONG-TERM COMPENSATION

ANNUAL COMPENSATION                      AWARDS

Name and                        (# of Shares) (# of Shares)
Principal    Salary    Other Annual  Restricted Options/SAR
  All Other
Position	   Year	    $Bonus	Comp. $        Stock
Awards
NONE

      OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE
  Aggregated Option/SAR Exercises In Last Fiscal Year
            And FY-End Option/SAR Value

     NONE

ITEM 8.    Employment Agreement.

On September 1, 1988, Dr. Vincent Cuervo, the president/principal stockholder entered into an employment agreement with the Company. Pursuant to the agreement, the President and CEO is to receive an annual salary of $
144,000, increased annually by the grater of 5% or the increase in the consumer price index.

On July 25, 1994, at the Company's Special Meeting of
The Board of Directors, the Company renew the September 1,
1988 Employment Agreement between Dr. Vincent Cuervo and the
Company for another five year term, commencing on September
1, 1994.

In January 1991 at his request the salary was reduced to $ 60,000 annually and the rights to those increases have been waived by him since then. The agreement also provided for the Company's payment of Dr. Cuervo's health, life, and disability insurance premiums, and other benefits, all of them, at his request, also have been waived on March 1991.


13
Since January 1994 Vincent Cuervo has waived all monetary compensation and benefits paid to him. Effective January 1, 1997 all of his accrued compensation, to which he was entitled under the present employment agreement between the Company and Cuervo in exchange for shares of the Company's Common Stock $0.001 par value per share. All other term of Cuervo's employment agreement remain as of this date, valid and in force. The Board of Directors has agreed to enter into discussions with Cuervo and other officers, regarding their future annual compensation and benefits at such time on which the Company's earnings will merit compensation payments to its officers.

ITEM 9.  EMPLOYEES

As of the date hereof, the Company had no employees other than its President and the Counsel and Company's
Secretary. Cuervo and Llaguno have received Stock Options
Grants (see: Stock Options) for all work (without monetary compensation) done by them in the last several years. Those stock options to Cuervo were granted also, because of his loans, at no interest, to the Company, and other expenses paid by him on behalf of the Company.

ITEM 10.  SECURITIES  OUTSTANDING

The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock (the "Shares"). As of December 31, 1997 there are 11,643,510 currently outstanding shares, and 4,998,103 of the Company outstanding shares are restricted shares. The Company also has 475,000 Stock Options at an exercise price ranging from $0.25 to $1.25 per share (an average exercise price of $0.75 per share), and another 1,400,000 Stock Options to purchase shares until February 2, 2000, at an exercise price of $0.10 and $0.15 cents per share.
See Stock Options.

 The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

ITEM 11. STOCK OPTIONS CERTAIN RELATIONSHIPS AND RELATED
    TRANSACTIONS.

On August 2, 1993 the Company granted to its principal stockholder Dr. Vincent Cuervo and one of its officers, Pedro P. Llaguno, Esq., options to purchase stock in accordance to the following:


14
Name     Date of   #ofShares    Exercise    Expiration
    	Grant     Issuable     Price	       Date
Cuervo	8/2/93	 70,000	   $ 0.25		8/2/98
	Llaguno	8/2/93	 25,000	   $ 0.25		8/2/98
Cuervo	8/2/94	 70,000	   $ 0.50		8/2/99
Llaguno	8/2/94	 25,000	   $ 0.50		8/2/99
Cuervo	8/2/95     70,000	   $ 0.75		8/2/2000
Llaguno	8/2/95	 25,000	   $ 0.75		8/2/2000
Cuervo	8/2/96	 70,000	   $ 1.00		8/2/2001
Llaguno	8/2/96	 25,000	   $ 1.00		8/2/2001
Cuervo	8/2/97	 70,000	   $ 1.25 	8/2/2002
Llaguno	8/2/97	 25,000	   $ 1.25		8/2/2002

On February 1995, the Company granted to its principal stockholder, Dr. Cuervo and one of its officers P.P. Llaguno options to purchase stock in accordance to the following:

Name 	Date of  # of Shares     Exercise     Expiration
     Grant 	Issuable        Price	      Date
Cuervo	2/2/95	200,000		$ 0.10		2/2/2000
Llaguno	2/2/95	150,000		$ 0.10		2/2/2000
Cuervo	2/2/96	200,000		$ 0.15		2/2/2001
Llaguno	2/2/96	150,000		$ 0.15		2/2/2001
Cuervo	2/2/97	200,000		$ 0.15		2/2/2002
Llaguno	2/2/97	150,000		$ 0.15		2/2/2002
Cuervo	2/2/98	200,000		$ 0.15		2/2/2003
Llaguno	2/2/98	150,000		$ 0.15		2/2/2003

The above stock options to purchase the Company's
Common Stock, were granted to the Company's
President/Principal Stockholder for his daily work and services. He received minimal compensation during 1993, and no compensation since early 1994, at which time Dr. Cuervo also waived his salary and bonuses up to that date. Since March 1994 he has made loans to the Company for the payment of its administrative expenses, bills, patent maintenance fees, etc.., from Dr. Cuervo's personal funds and without charging interest to the Company. These numerous loans were in the tens of thousands of dollars. The officer, Pedro P. Llaguno has rendered his legal services, and many other services beyond his obligations at no charge to the Company.

The above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options through the year of termination will be available. The options are deemed restricted stock pursuant to Rule 144 promulgated under Securities Act of 1993, as amended.




15
PART II

ITEM`12.  MARKET FOR REGISTRANT'S COMMON EQUITY
     Dividends and Other Stockholder Matters.

The Common Stock of the Company have been traded in the over-the-counter market and the Bulletin Board under the Symbol DPRS.
The following table sets forth volume, high and low bid prices for the Company's Common Stock weekly during 1997 and early 1998 weekly as quoted on the E. Bulletin Board.

Date      Volume      High/Ask     Low/Bid        Close
01/03/97	 10,000	   0.14        0.14         0.14
01/24/97    6,000	   0.15        0.14         0.15
01/31/97 	121,000      0.14        0.11         0.13
02/07/97   30,000	   0.15        0.13         0.13
02/28/97  154,500	   0.22        0.14         0.21
03/07/97  135,500      0.18        0.13         0.14
03/14/97    9,300      0.17        0.13         0.14
04/18/97   68,000      0.20        0.17         0.17
04/25/97  315,800      0.24        0.20         0.24
05/16/97  173,400      0.25        0.20         0.21
06/27/97  128,700      0.25        0.19         0.25
07/04/97   31,100      0.20        0.20         0.20
08/04/97    9,000      0.17        0.15         0.17
10/03/97   28,500      0.18        0.15         0.14
11/21/97  725,800      0.50        0.15         0.22
11/28/97  296,800      0.29        0.20         0.28
12/05/97  243,000      0.34        0.16         0.16
12/12/97   37,900      0.19        0.15         0.17
12/26/97    4,500      0.12        0.12         0.12
01/02/98   23,000  	   0.12        0.12         0.12
03/20/98  324,800      0.25        0.17         0.21

To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not intent to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. As of December 31, 1997 there were approximately 211 holders of record of the Company's Common Stock. A number of those record holders are brokers and other institutions holding shares in " street name" for more than one beneficial owner.

Securities Transfer Agent

The Transfer Agent for the Company's Securities is
Chase


16
Mellon Shareholders Services, L.L.C., Overpeck Centre, 85
Challenger Rd., Ridgefield Park, NJ 07660.

Recent Sales of Unregistered Securities.

On February 22, 1994 the Company issued 25,000 shares to Emil Chabala in consideration for his past, present and future services. Mr. Chabala made contacts with Credit Union officers for issuing the Resourcer System bankcards in Philadelphia and Washington, D.C. Also on that date the Company issued 25,000. shares to Salvador Cuervo(brother to the President of the Company) for similar efforts with investors in Mexico City, Mexico. Also on that date to Jose Abascal for his efforts in Puerto Rico. In all cases they made phone calls and traveled at their own expenses.
On July 1994 the Company issued 30,000. shares to william Tribwaser for his arranged meeting and agreement between the Company and Onix Corp., an investment banker. Also on that date the Company issued 5,000. shares to Robert Parma for the secretarial services related to Onix Corp. in connection to the private placement preparation. Also in that date the Company issued 5,000. shares to Yolanda G. Ricard for her past and present services. Mrs. Ricard supplied secretarial services to the Company without pay.
On July 25, 1995 the Company issued to Dr. Eric H.
Spellman, 125,000 shares of the Company's Common Stock, as consideration for his past, present and future services. Dr. Spellman provided business meetings between the Company and investment bankers, and investors. The value attributable to such shares was $ 125.
On June 12, 1996 the Company issue 25,000 shares of the Company's Common Stock, to Eduardo Garcia, the Company's accountant, in consideration for his present and future services' fees to be accrued; and it issued Dr. Alan Parker 60,000 shares of the Company's Common Stock, in consideration for his past, and continuing maintenance service on the Company's computer hardware and software, including the WWW pages in the Internet.
On August 28, 1996 the Company issued 30,000. shares to Arturo Padrera for his past, present and future services. Mr. Padrera supplied consulting services in connection with obtaining investors fro Ecuador, S.A. Also on that date the Company issued 50,000. shares to John H. Faro, Esq., for services related to patent infringement with a new patent related to ours on 401K pension plans funded with life insurance cash values.
On August 28, 1996 the Company issued to Dr. Vincent
Cuervo, President and principal shareholder of the Company, 2,000,000 shares of the Company's Common Stock $0.001 par value per share in consideration of Dr. Cuervo's waiving, effective January 1, 1997 all of his accrued salaries and bonuses in the amount of several hundreds of thousand of

17
dollars and money loaned to the Company up to and to be effective December 31, 1996.
On February 1997 the Company issued to Ciro B. Sosa, a Director of the Company for his services to the Company. Mr Sosa has supplied advertising, marketing, and supplies to the Company at no charge since 1991. Also on that the Company issued 15,000 shares to Marina S. Klein for her services. Mrs. Klein supplied frequent securities legal advice since May 1995.
On November 1997 the Company issued 20,000. shares to
Yoland Ricard for her past, present and future services. Mrs. Ricard provided the Company with her secretarial services without compensation. Also on that date, the Company issued to A.G.I. Consulting for present services. A.G.I. Consulting is engaged in advice and preparation of the Company's 1997 form 10-K. Also on that date the Company issued 276,100. shares (and cancelled 50,000. shares subsequently) to International Buying Power, Corporation, Boca Raton, FL., I.B.P. Corp., was involved in financial public relations services to promote the Company's new Patent Pending LOC System_ secured debit card among investors.
In November 10, 1997 the Company entered into an agreement with International Buying Power, Corp., a financial public relations network. The agreement purpose was the distribution of news and marketing of the Company's new Patent Pending acquisition LOC System _. The Company issued 276,100. shares of the Common Stock $0.001 per share as payment for the services. On December 16, 1997 the Company terminated the contract as provided. At the time of termination the Company had withheld the last 50,000. shares under the contract. These 50,000. shares were subsequently cancelled in January 1998.

The foregoing sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 inasmuch as no public offering was involved.

ITEM 13.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             	   CONDITION AND RESULTS OF OPERATION

(1) Liquidity and Capital Resources
Management believes that the Company's cash position is insufficient to support its operations for any given period of time. The Company expects to continue with the financial assistance of the President of the Company, Dr. Vincent Cuervo, while the marketing efforts started in mid 1997 and the remarkable interest developed by the new patent pending, LOC SYSTEM_ will created a favorable financial condition to allow the Company to succeed in its planned programs.




18
ITEM 14. CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

       	            Not Applicable.
PART III

ITEM15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
           REPORTS ON FORM  8-K

Attached hereto and filed as a part of this Report are the financial statements and the exhibits listed below.

ITEM 15(a)(1)	Financial Statements:

Report of Independent Certified Public Accountants

Balance Sheets

Statement of  Loss

Statement of  Stockholders'  Equity

Notes  to  Financial  Statements

ITEM 15(a)(2)	Financial Statement Schedules

All schedules are omitted as not applicable or because the required information is included in the Financial
Statements and Notes thereto.

ITEM 15(a)(3)	Exhibits:

3.1*		Certificate of Incorporation of Registrant

3.2*		By-Laws of Registrant

4.1**	Form of Certificate evidencing Common Stock,
$.001 par value

4.2**	Form of  Redeemable Common Stock Purchase
Warrant (1988 Public Offering )

4.3**	Form of Warrant Agreement between Registrant,
the Underwriter (Normandy Securities, Inc.) and Continental
Stock Transfer and TrustCo. (1988 Public Offering)

4.6****	Form  of  Option  Agreement for 60,000 option
shares for Marina S. Klein.



19
10.1*	License Agreement between Vincent Cuervo and
the Registrant dated August 14, 1985

10.2**	Amendments to License Agreement between
Vincent Cuervo and the Registrant

10.3*	Agreement dated August 14, 1986 between
Vincent Cuervo and SSS Associates and Felix Guardiola.

10.4**	Lease between Registrant and Douglas Entrance
Restoration and Development Group.

10.4(a)	Lease between Registrant and Miami Board of
Realtors.

10.5***	Employment Agreement between the Company and
Vincent Cuervo.

10.6**	Employment Agreement between the Company and
Hugh Vanhoose.

10.7**	Sales Agreement between the Company and James
Branam Jr.

10.8**	Form of 1988 Stock Option Plan.

14****	Material Foreign Patents - Notice of
Allowance for Patent from Canada's Consumer and Corporate
Affairs.

(28)****	Minutes of Special meeting of the Board of
Directors of Default Proof Credit Card System, Inc. for
January 9, 1990

ITEM 15(b)		Reports on Form 8 K

None

ITEM 15(c)		Exhibits

The Exhibits described above in Item 14(a)(3) are incorporated by reference herein.

ITEM 15(d)		Not applicable
___________________________

*		Incorporated by reference to the Company's
Annual Report on Form 10-K, file No.33-9185A for the fiscal year ended December 31, 1987.

**		Incorporated by reference to the Company's
Registration Statement on Form S-1, File No. 33-22677, filed


20
with the SEC on August 3, 1988, and incorporated by reference herein.

*** 		Previously filed as an exhibit the Company's
Annual Report on form 10-K, File No. 90-17114, for the fiscal year ended December 31, 1988.

****		Previously filed as an Exhibit the Company's
Annual Report in Form 10-K, File No.0-7114, for the fiscal year ended December 31, 1990.

*****		Form 10-SB\A filed November 1994 General
Form for Registration of Small Business Issuers Pursuant to
Section 12(b) or (g) of The Securities and Exchange
Commission.





































21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Default Proof Credit Card System, Inc.,

By: (Signature and Title)VINCENT CUERVO

                         Vincent Cuervo, President

Date: March 25, 1998

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

By (Signature and Title)  Vincent Cuervo

      			       Vincent Cuervo, President,
Director and Chief Executive Officer

Date March 25, 1998

By (Signature and Title) Ciro B. Sosa

                    Ciro B.Sosa,Vice President,Director

Date March 25, 1998

By (Signature and Title) Pedro P. Llaguno

      Pedro P. Llaguno, Secretary, Vice
			     President and Director.

Date March 25, 1998













22


























    DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Financial Statements

   December 31, 1997, 1996, 1995 and 1994































	C O N T E N T S


Page

AUDITORS' REPORT	3

FINANCIAL STATEMENTS

BALANCE SHEET	F-4

STATEMENT OF OPERATIONS  	F-5

STATEMENT OF CASH FLOWS	F-6

STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)	F-7

NOTES TO FINANCIAL STATEMENTS                           F-12



















	INDEPENDENT AUDITORS' REPORT
To the Board of Directors
Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency in assets) and cash flows for the years ended December 31, 1997, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1993 financial statements, which included the cumulative period from August 14, 1985 (inception) to December 31, 1993, were audited by other auditors whose report, dated June 8, 1994, included an explanatory paragraph which raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. as of
December 31, 1997 and the results of its operations and its cash flows for each of the years ended December 31, 1997, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Further, based on our audit and the report of the other auditors, the amounts reported in the statements of operations, shareholders' equity (deficiency in assets) and cash flows for the cumulative period from August 14, 1985
(inception) to December 31, 1997, are fairly presented.

As discussed in Note 2, as of December 31, 1997, the Company has suffered losses prior to commencement of operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Alberni & Alberni, P.A.
Certified Public Accountants

Coral Gables, Florida
March 17, 1998


	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	(A DEVELOPMENT STAGE COMPANY)
	Balance Sheet
	December 31, 1997


            	ASSETS



CAPITALIZED PATENT COST 	   $	3,945
Total Assets		$	   3,945
LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Accrued Expenses	$   26,711			Due to Directors                   $	39,390

Total Current Liabilities	     $	 66,101

DEFICIENCY IN ASSETS
Common Stock, $.001 Par Value, 25,000,000
Shares Authorized, 11,643,510 Issued and
      Outstanding	11,644
Additional Paid-In Capital	  3,903,460
Deficit Accumulated During
   Developmental Stage 	(3,977,260)
Total Deficiency in Assets 	  (62,156)

Total Liabilities and Deficiency in Assets	$3,945



See Accompanying Notes and Auditors' Report
                               F-4


                DEFAULT PROOF CREDIT CARD SYSTEM, INC.
         	             Statement of Operations
                                       Years Ended December 31
  1997                    1996
1995
EXPENSES
General & Administrative      $ 63,590    $ 39,711   $
43,204
Officer Salary                   -0-         -0-
72,000
  Marketing                        -0-         -0-        -
0-
  Depreciation & Amortization      -0-         -0-        -
0-
Expired Public Offering          -0-         -0-        -
0-
    Total Expenses           $  63,590     $  39,711  $
115,204
OTHER INCOME (EXPENSE)
Cancellation of Debt            413,000          -0-
10,000
Litigation Settlements(Note7)   -0-            -0-
-0-
Interest & Other Income         -0-            -0-
1,569
Loss on Marketable Securities   -0-            -0-
-0-
Loss on Sale of Equipment       -0-            -0-
-0-
Total Other Income (Expense) 413,000          -0-
11,569
NET LOSS (GAIN)              $ (349,410)   $  39,711  $
103,635
NET LOSS (GAIN)
   PER COMMON SHARE          $    (.031)   $    .004  $
 .012
WEIGHTED AVERAGE
   NUMBER OF COMMON
    SHARES OUTSTANDING         11,344,228		 9,636,560 	8,942,410










See Accompanying Notes and Auditors' Report
                                    F-5(a)


   	  	   	DEFAULT PROOF
CREDIT CARD SYSTEM, Inc.,
            	   	 Statements of Operations
                           (continued)


                                       Cumulative
Cumulative
                                       from Aug.14,     from
Aug.14,
                                       1985(incep.)
1985(Incep.)
                               1994   to Dec.31,1993  to
Dec.31,1997
EXPENSES
General & Administrative    $ 105,583  $ 2,692,887      $
2,944,975
Officers  Salary               90,000      824,556
986,556
Marketing                       -0-        393,358
393,358
Depreciation & Amortization     2,908       95,799
 98,707
Expired Public Offering Costs   -0-        179,211
179,211
  Total Expenses              198,491    4,185,811
4,602,807
OTHER INCOME (EXPENSE)
Cancellation of Debt            -0-          -0-
423,000
Litigation Settlements(note7)   -0-        (90,000)
(90,000)
Interest & Other Income           125      421,016
422,720
Loss on Marketable Securities   -0-        (96,529)
(96,529)
Loss on Sale of Equipment       -0-        (34,144)
(34,144)
  Total Other Income (Expense)    125      200,353
625,047
NET LOSS (GAIN)            $  198,366  $ 3,985,458      $
3,977,760
 PER COMMON SHARE          $     .022  $      .545      $
   .490
WEIGHTED AVERAGE
 NUMBER OF COMMON
  SHARES OUTSATANDING       8,906,577    7,315,870
8,113.061
See Accompanying Notes to Auditor's Report.
                F-5(b)
                          F-5(b)

 			DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      Statements of Cash Flows




                                         Years Ended
December 31
                1997       1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Gain                     $ 349,410 $ (39,711) $
(103,635)
Adjustments to Reconcile Net (Loss)
Gain to net cash Used in Operating

Activities:
Depreciation & Amortization           -0-       1,767
    200
  Offering
  Cancellation of Stockholder Notes
  Receivable                            -0-         -0-
    -0-
  Stock Issued in lieu of Cash for
  Prof. Services                      50,560   30,750  18,750
  Stock Issued in lieu of Cash for
  Waived Salaries
                              -0-	294,000	-0-
Loss on Sale of Equipment
       	                 -0-	-0-	-0-
Decrease in Other Receivables              -0-
       	   7,500       -0-
Decrease (Increase) in Other Assets	     	             -0-
                -0-	-0-
Increase (Decrease) in Accrued
  Expenses		(405,550)
           (299,700)	 85,410
Total Adjustments                 		  (354,990)
34,317	      104,360
Net Cash Provided By
   (Used in) Operating Activities		(5,580)
(5,394)	                     725
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Marketable Securities	 	     -0-	     -0-	     -0-
Purchases of Property & Equipment		  -0-	  -0-	  -0-
Patent License Expenditures
                       -0-	-0-	-0-
Proceeds from Sale of Equipment		  -0-	  -0-	6,001
Proceeds from (Issuance of
Contingency Bond                             -0-       -0-
     -0-
Net Cash Provided by
   (Used in ) Operating Activities        -0-       -0-
   6,001

See Accompanying Notes to Auditor's Report
                          F-6(a)

                        DEFAULT PROOF CREDIT CARD SYSTEM,
INC.

                               Statements of Cash Flows

       (continued)

                                        Years Ended December
31
                                           1997     1996
 1995
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of
Stock-Private Offerings                      -0-       -0-
   -0-
Proceeds from Issuance of
Stock-Public Offerong                        -0-       -0-
   -0-
Proceeds from Issuance of
Stock-Exercise of Warrants                   -0-       -0-
   -0-
Proceeds from Capital Contributions          -0-       -0-
   -0-
Net Receipts/Advances to Stockholders       5,580     5,394
 (6,761)
Net Cash Provided by(used in)
Financing Activities                        5,580     5,394
 (6,761)
  NET INCREASE(DECREASE)
   IN CASH AND EQUIVALENTS                   -0-       -0-
    (35)
  CASH AND EQUIVALENTS-BEGINING              -0-       -0-
     35
  CASH AND EQUIVALENTS-ENDING          $     -0-       -0-
   -0-

















See Accompanying Notes and Auditors' Report
                               F-6(b)


	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Statements of Cash Flows
                                      (continued)
Cumulative
Cumulative
                 from Aug,14  from Aug.14
                                               1985(Incep.)
 1985(Incep.)
           1994 to Dec.31,1993 toDec.31,1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Gain                     $ (198,366) $(3,985,458)
$(3,977,760)
Adjustments to Reconcile Net (Loss)
Gain to Net Cash Used in Operation
Activities:
Depreciation and Amortization          2,908       92,876
      97,751
Loss on Marketable Securities           -0-       130,741
     130,741
Expired Public Offering Costs           -0-       110,000
     110,000
Cancellation of Stockholder
  Note Receivable                         -0-        55,490
      55,490
  Stock Issued in Liu of Cash

  for Prof. Services                    15,500       18,400
     133,960
Stock Issued in lieu of Cash
  for Waived Salaries                     -0-          -0-
     294,000
  Loss on Sale of Equipment               -0-        34,144
      34,144
  Decrease on Sale of Receivables         -0-        (7,500)
       -0-
Decrease (Increase) in Other Assets     -0-
(25,480)    (25,480)
Increase(Decrease) in Accrued
  Expenses                              78,700      567,974
      26,834
Total Adjustments                    97,108      976,645
     857,440
Net Cash Provided By
   (Used in)Operating Activities      (101,258)  (3,008,813)
 (3,120,320)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Marketable Securities        -0-      (130,741)
   (130,741)
Purchases of Property and Equipment       -0-      (136,980)
   (136,980)
Patent License Expenditures               -0-      (201,864)
   (201,864)
Proceeds from Sale of Equipment           -0-        16,993
      22,994
Proceeds from (Issuance of Contingency
Bond                                      -0-          -0-
        -0-
 Net Cash Provided by (Used in)
  	 Operating Activities                  -0-      (452,592)
   (446,591)
See Accompanying Notes and Auditors' Report.
                              F-6(c)

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                             Statements of Cash Flows
                                   (continued)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Stock-
Private Offerings                            -0-     108,547
  108,547
Proceeds from Issuance of Stock-
Public Offerings                             -0-   3,150,163
3,150,163
Exercise of Warrants                         -0-     240,358
  240,358
Proceeds from Capital Contributions          -0-      78,076
   78,046
Net Receipts/Advances to Stockholder        61,914
(76,360)  (10,233)
Net Cash Provided by
   (Used in ) Financing Activities          61,914 3,500,784
3,566,911
NET INCREASE (DECREASE)
   IN CASH AND EQUIVALENTS              (39,679)  39,379
     -0-
CASH AND EQUIVALENTS-BEGINNING            39,379    -0-
      -0-
CASH AND EQUIVALENTS-ENDING            $      35  $39,379
     -0-



























See Accompanying Notes and Auditors' Report.
                             F-6(d)



	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Statement of Stockholders' Equity (Deficiency in  Assets)


Deficit
     Accumulated
                         Common Stock  Additional during the
                          # of Shares  Paid-In  Development
                      Issued Par Value  Capital    Stage
Total
BALANCE-12/31/85 $   -0-    $   -0-  $   -0-   $    -0-  $
 -0-  To a Director for
Cash &Other
Property (A, B, C)2,518,000    2,518    11,705      -0-
14,223
To Directors &
Officers for
Non-Cash
Consideration
Received (A, B, D)  582,750      583    16,900      -0-
17,483
To Others for
Non-Cash
Consideration
Received(A,B,D)      49,250       49     1,428      -0-
1,477
                  3,150,000    3,150   30,033       -0-
33,183
Private Placement
Offering, net of
Issuance Costs of
$16,453(A, E)       312,500      312  108,235      -0-
108,547
Patent  License
Costs  (M)            -0-       -0-  (125,000)     -0-
(125,000)
Net Loss             -0-       -0-     -0-     (44,461)
(44,461)
BALANCE-12/31/86  3,462,500  3,462   13,268   (44,461)
(27,731)
May 7, 1987, to a
Director/Officer
for Property(A,B,C) 500,000      500     (500)     -0-
 -0-
May 12, 1987, to a
Director/Officer
for Cash (A, F)      100,000      100   39,900      -0-
40,000
Reversal of Accrued
License Costs (M)      -0-       -0-    25,000      -0-
25,000
Capital Contribution
by the Principal
Stockholder            -0-       -0-    78,076      -0-
78,076
October 14, 1987,
Proceeds from
Public Offering,
Net of Public
Offering Costs
of  $76,314       1,131,010    1,132 1,336,318     -0-
1,337,450
Net Loss              -0-       -0-      -0-
(176,052)(176,052)
See Accompanying Notes and Auditors' Report.
           F-7

                             DEFAULT PROOF CREDIT CARD SYSTEM, INC.
Statement of Stockholders' Equity (Deficiency in Assets)
           (Continued)
Balance-12/31/87  5,193,510  5,194 1,492,062
(220,513)1,276,743
April 7,1988,to
Directors/Officers
for Property(A,G)   800,000    800     -0-      -0-      -0-
May, 1988, to Others
for Non-Cash
Consideration
Received (A, H)      95,750     96       (96)   -0-       -
0-
August 19, 1988,
Proceeds from
Public Offering
Costs of$487,287  2,300,000  2,300 1,810,413    -0-
1,812,713
Patent License
Costs (M)              -0-      -0-  (100,000)   -0-
(100,000)  Warrants Converted
at $1.25 Per Share  128,300    128   160,247    -0-
160,375
Net Loss	                                -0-      -0-    -0-
  (405,875)(405,875)
BALANCE-12/31/88  8,517,560  8518  3,362,626
(626,388)2,744,756
Warrants Converted
at $2.00 Per Share    3,000     3   5,997     -0-
6,000
Issuance of Stock by
Principal Stockholder  -0-    -0-  110,000     -0-
110,000
Net Loss                -0-    -0-    -0-
(1,129,559)(1,129,559)  BALANCE-12/31,19898,520,560  8521
3,478,623(1,755,947)(1,731,197)
Net Loss               -0-    -0-   -0-
(1,175,201)(1,175,201)
BALANCE-12/31/19908,520,560 8521 3,478,623 (2,931,148)
555,996
July 10, 1991, to
Various Parties for
ProfessionalServices
Rendered (A,I)      125,000  125    7,375      -0-
7,500
October 3, 1991 to
Directors/Officers for
Non-cash Consideration
Received (A, J)      85,000   85    5,015      -0-
5,100
Net Loss                -0-   -0-     -0-   (430,800)
(430,800)
BALANCE-12/31/19918,780,560 8731 3,491,013 (3,361,948)
137,796
August 12, 1992,
to an Individual for
Professional Services
Rendered (A, K)      50,000   50     2,950      -0-
3,000
Net Loss              -0-     -0-     -0-    (173,144)
(173,144)



See Accompanying Notes and Auditors' Report
                             F-8

	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Statement of Stockholders' Equity (Deficiency in Assets)
	(Continued)

     BALANCE-12/31/1992 8,780.560 8781 3,493,963 (3,535,092)
(32,348)
February 12, 1993,
To a Related Entity
in Consideration
for deferral of
Loan Repayment(A,L)  46,850   47     2,753      -0-
2,800
Net Loss                -0-  -0-      -0-   (450,366)
(450,366)
Balance-12/31/1993 8,827,410 8828
3,496,716(3,985,458)(479,914)
February 22,1994,
to Various Parties
for Professional
Services Rendered(A,N)75,000   75     7,425      -0-
7,500
July 25,1994,
to an Individual for
Professional Services
Rendered (A,O)        30,000   30     5,970      -0-
6,000
July 25, 1994, to
Various Parties for
Secretarial Services
Rendered (A,P)        10,000   10     1,990      -0-
2,000
Net Loss                -0-   -0-      -0-
(198,366)(198,366)
BALANCE-12/31/1994 8,942,410 8943
3,512,101(4,183,824)(662,780)
July 25,1995,to an
Individual for
Professional Services
Rendered (A, Q)      125,000  125    18,625     -0-
18,750
Net Loss               -0-    -0-     -0-   (103,635)
(103,636)
BALANCE-12/31/1995 9,067,410 8943
3,512,101(4,183,824)(747,665)
July 12,1996,to an
Individual for
Accounting Services
Rendered to date(A,R) 25,000   25     3,725     -0-
3,750
July12,1996,to an
Individual for
Professional Services
Rendered (A, K)       60,000   60     8,940     -0-
9,000
August28,1996,to an
Individual for
Professional Services
Rendered(A,S)         30,000   30     4,470     -0-
4,500
See Accompanying Notes and Auditors' Report.
                                        F-9

	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Statement of Stockholders' Equity (Deficiency in Assets)
	(Continued)

August 28, 1996, to
an Individual for
Professional Services
Rendered (A, T)      50,000    50     7,450      -0-
7,500
September 13,1996,to
the President and
Principal Stockholder
in Exchange for Accrued
Salaries Waiver up to
12/31/96 (A, U)   2,000,000  2,000  298,000      -0-
300,000
Net Loss             -0-      -0-     -0-     (39,711)
(39,711)

BALANCE- December
31,1996          11,232,410 11233
3,853,311(4,327,170)(462,626)
February 26,1997,to
a Director/Officer for
Professional Services
Rendered(A,V)        50,000    50     8,950      -0-
9,000
February 26,1997,to
an Individual for
Professional Services
Rendered (A, W)      15,000    15     2,685      -0-
2,700
November 5,1997,to
an Individual for
Professional Services
Rendered (A, P)      20,000    20     2,980      -0-
3,000
November 5,1997,to a
Financial Public
Relations Service
Company for Professional
Services Rendered
(A, X)              226,000   226    24,634      -0-
24,860
November 5,1997,to a
Consulting Company
Professional for
Services Rendered
(A, Y)              100,000   100    10,900      -0-
11,000
Net Gain              -0-     -0-      -0-    349,910
349,910
BALANCE-
 12/31//97   11,643,510 $ 11644 $3,903,460
$(3,977,260)(62,156)




See Accompanying Notes to Financial Statements and Auditors'
Report.
	F-10




	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Statement of Stockholders' Equity (Deficiency in Assets)
	(Continued)

(A)	The shares are subject to restrictions on transfers
imposed 	by Rule 144 of the Securities Act of 1993, as
amended.

(B)	In addition to the shares of common stock issued, the
same 	number of warrants  were issued entitling the
shareholder to  	purchase one share of common stock at $1.50
per share until 	April 12, 1990 (extended to August 2, 1991).
On May 4, 1990 	the Company pursuant to a Resolution adopted
by its Board of 	Directors a a special meeting of its Board
of Directors, 	terminated and cancelled the warrants.

(C)	Other property consisted of an exclusive license to a
	patent and a service mark recorded at par value ($.001)
of the  	shares of common stock issued.  At the time of
issuance of the 	shares, the fair market value of the
property exchanged was 	not determinable.

(D)	Non-cash consideration received consisted of
professional 	services rendered in connection with the
organization and  	developmentof the Company.The
sharesofstock issued for non-	cash services were recorded at
the fair market value of the 	services rendered.

(E)	The Company sold 312,500 shares of $.001 par value
common 	stock at $.40 per share in a private placement
offering during 	August 1986.

(F)	In addition to the shares of common stock issued, the
	shareholder received three hundred thousand warrants,
each 	entitling him to purchase one share of common stock 	at
$1.50 per 	share until April 12, 1990 (extended to August 2,
1991).  On 	May  4, 1990 the Company, pursuant to a
Resolution adopted       at a Special Meeting  of its board
of Directors terminated and     cancelled the warrants.

(G)	Property consists of an exclusive license U.S.Patent
	No.4,718,009; U.S. Patent No.5,205,138; a Registered
Trademark 	"Resource". The Canadian patent for Default Proof
Credit Card 	System was granted and the Company was advised
that fees for 	issuance of patent before December 12,
1990.The shares of 	common stock were recorded at fair market
value(1.00 per  	share).Additional paid-in capital was
reduced by $799,200 to     adjust for the excess of the fair
market value of the shares 	issued over the contributots'
cost of the license 		agreement.


(H)	Non-cash consideration received consisted of services
	rendered in connection with    the Company's 1987 self-
	underwriting public offering.The shares of common stock were recorded at fair market value at the date of issuance,
See Accompanying Notes and Auditors' Report.
                             F-11
	DEFAULT PROOF CREDIT CARD SYSTEM, INC.

	Statement of Stockholders' Equity (Deficiency in Assets)
	(Continued)

net of discounts for restricted stock (approximate $1,00
per 	share). A corresponding charge was made to additional
paid-in
           to additional paid-in capital to reflect the
public offering  	costs.

(I)	Non-cash consideration received consisted of
professional 	services rendered in connection with the
lawsuit between the 	Company and State Street Bank & Trust
	Company.  The shares of 	stock issued for non-cash
services were recorded at the fair 	market value at the date
of issuance.

(J)	Shares were issued to the directors and officers of
the 	Company as consideration for their services as
directors of      the Company. 	 	The shares
of stock issued for non-cash 	services were recorded at the
fair market value of the shares 	at the date of issuance.

(K)	Non-cash consideration received consisted of
professional 	services rendered for software consulting.The
shares of
	            stock issued for non-cash services were
recorded at the fair  	fair market   value of the shares at
the date of issuance.

(L)	Non-cash consideration received consisted of a
deferral on 	a loan  repayment to  an  entity controlled by
the Company's    principal principal stockholder.The shares
of stock issued 	for non-cash consideration were recorded at
the fair market 	value of the shares at the date of issuance.

(M)	In connection with a license agreement between the
Company 	and its principal stockholder, the stockholder was
paid a fee 	in the amount of $200,000 from the proceeds and
earnings of 	the Company's October 1987 self-underwriting
	public offering.  The 	$200,000 fee was charged to
additional paid-in capital.

(N)	Non-cash consideration received consisted of promotion
	efforts with Credit Union officers. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of issuance.

(O)	Non-cash consideration received consisted of arranging
	meetings and an agreement .  The shares of stock issued
for 	non-cash services  were recorded at the fair market
value of 	the shares at the date of issuance.

(P  	Non-cash consideration received consisted of
secretarial 	and typing services.  The shares of stock issued
for non-cash 	services were recorded at the fair market value
of the shares 	at the date of service.

(Q)	Non-cash consideration received consisted of arranging
	various meetings with bankers, investors etc.   The
shares of 	stock issued for non-cash services were recorded
at the fair 	market value of the shares at the date of
service.
See Accompanying Notes and Auditors' Report.          F-12

	DEFAULT PROOF CREDIT CARD SYSTEM, INC.

	Statement of Stockholders' Equity (Deficiency in Assets)
	(Continued)

(R)	Non-cash consideration received consisted of
accounting 	services performed to date.  The shares of stock
issued for 	non-cash services were recorded at the fair
markevalue of the 	shares at the date of service.

(S)	Non-cash consideration received consisted of
introductions 	to investors in Ecuador.  The shares of stock
issued for non-	cash services were recorded at the fair
market value of the 	shares at the date of service.

(T)	Non-cash consideration received consisted of work
related 	to possible infringement on Company's patent.
The shares of  stock issued for non-cash services were
	recorded at the fair  market value of the shares at the
date 	of service.

(U)	Non-cash consideration received consisted of waiver of
	accrued salaries up yp 12/31/96. The shares of stock
issued 	for non-cash services were recorded at the fair
market value 	of the shares at the date of service.

(V)	Non-cash consideration received consisted of
advertising 	and marketing services supplied at 	  n  o
charge since 1995. The shares of 	stock issued for non-cash
services were recorded at the 	fair market value of the
shares at the date of service.

(W)	Non-cash consideration received consisted of security
legal 	                   advice since May 1995.The shares of
	stock issued for non-cash services  were recorded at the
fair 	market value of the 	shares at the date of service.

(X)	Non-cash consideration received consisted of services
	related to communications relating to
              n ve        stor relations. The shares of
	stock issued for non-cashserviceswererecorded at the fair market value of the shares at the date of service.

(Y)	Non-cash consideration received consisted of
consulting services related to the preparation 	of 10-K
filing. The shares of stock issued for non-cash
consideration were recorded at the fair 	market value of the
shares at the date of issuance.












See Accompanying Notes and Auditors' Report.

                                F-13

	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Notes to Financial Statements
	December 31, 1997, 1996, 1995 and 1994

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Organization and Business Activity

Default Proof Credit Card System, Inc. (the Company)
was 		incorporated on August 14, 1985 under the laws of
the State 		of Florida.  For the period from August
14, 1985 		(inception) to December 31, 1985, the Company
was promoting 		and marketing the Resource System ( a
Registered 		Servicemark).  Activities through March
1989 have been 		limited to the sale of its
securities, planning, procurement 		of personnel and
limited marketing activities including the 		sale of
Resource System applications. The Company's 		principal
business activity is to market, sell anddistribute 		a
patented financial business system forextending 		lines
of credit on a collaterized basis to consumers.

During the period from April 1989 through February
1993, the 		Company's development activities were
severely impeded as 		a result of litigation involving
the use of proprietary 		information believed to be owned
by the Company.  In 		February 1993, the Company
settled its dispute with a 		certain financial
institution.

In 1997, the Company filed for a new patent.  The
patent 		pending, as well as the original Resource System,
have 		generated interest and the Company is now engaged in
		discussions with several financial institutions for
the 		licensing or joint venture of this product.

Net Loss Per Common Share
Net loss per common share was computed based on the
weighted 		average number of common shares outstanding.
No assumption 		was made for the exercise of common stock
options into 		common shares since the effect of their
exercise would 		decrease net loss per share.

Patent License Costs
Costs incurred in connection with obtaining the
license 		agreement of a patent have been capitalized and
are being 		amortized using the straight-line method
over 17 years 		fromthe date of issuance of the patents.

Income Taxes

The Financial Accounting Standards Board has adopted
		Statement No. 109, "Accounting for Income Taxes",
which 		significantly changes existing practice by
requiring, among 		other things, a liability approach
to calculating deferred 		income taxes.  The statement
is effective for years 		beginning after December 15,
1992.  The adoption of 		FASBNo.109 by the Company for
the year ended December 31, 		1997 did not have a
material effect othe Company's financial
	statements.
See Auditors' Report.         F-14
	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Notes to Financial Statements
	(Continued)
	December 31, 1997, 1996, 1995 and 1994



At December 31, 1997, the Company had a deferred tax
asset 		of approximately $1,580,000 as a result of net
operating 		loss carryforwards, which is offset by a
valuation 		allowance in the same amount due to the
uncertainties behind 		its realization.  The Company
has been unable to obtain tax 		benefits from its
net operating losses incurred 		since inception.

At December 31, 1997, the Company has tax net
operating loss 		carryforwards available of
approximately $4,000,000 expiring 		between 2000 and
2011.

Cash and Equivalents

Cash and equivalents consist of cash and all short-
term, 		highly liquid investments that are readily
convertible to 		known amounts of cash.

NOTE 2.	GOING CONCERN CONSIDERATION

The accompanying financial statements have been
prepared 		assuming the Comapny will continue as a going
concern.  The 		Company suffered losses prior to
commencement of operations 		and has a working capital
deficiency.  Management intends 		to actively market
the Resource System and a new (patent 		pending) Line
of Credit system.  The Company is now engaged 		in
discussions with several financial institutions for its
	development.In the absence of
achievingprofitableoperations, 		or obtaining debt or
equity financing, the Company may not 		have sufficient
funds to continue through December 31, 1998.

NOTE 3.	DUE FROM STOCKHOLDER

Due from stockholder consisted of various advances,
non-		interest bearing and due upon demand.

NOTE 4.	LICENSE AGREEMENT

The Company's president and principal stockholder
was issued 		two U.S. patents and one Canadian patent
between January 		1988 and February 1991, and also
registered in the U.S. 		the trademark "Resource".  On
February 9, 1993, the Company 		entered into a
license agreement which revoked the prior 		agreement
dated January 8, 1991, which provides the 		Company
the exclusive rights and use of the aforementioned
	patents and trademark for an indefinite period of time in
		return for nominal consideration to the stockholder.
 A new 		patent is now in process on a new card system.
See Auditors' Report.
	F-15
	DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Notes to Financial Statements
	(Continued)
	December 31, 1997, 1996, 1995 and 1994

NOTE 5.	EMPLOYMENT AGREEMENT

On September 1, 1988, the president/principal
stockholder 		entered into an employment
	agreement with the Company.  Pursuant to the agreement,
the 		stockholder is to receive an annual salary of
$144,000, 		increased annually by the greater of 5%
or the increase in 		the consumer price index.  However,
rights to this salary 		and its increases have been
waived by the stockholder until 		such time as the
Company's cash flows improve.  The 		agreement
terminates upon the stockholder's seventieth
	birthday, or his death or disability, whichever occurs first. The agreement also provides that in the event of
a 		termination for other than cause, death or
disability, he 		shall receive severance pay in the
amount equal to his 		salary, payable during the
remainder of his employment term.

NOTE 6.	STOCK OPTIONS, CERTAIN RELATIONSHIPS AND
RELATEDTRANSACTIONS

On August 22, 1993, the Company granted to its
principal 		stockholder, (A) and one of its
officers, (B) options to 		purchase stock in
accordance with the following:

 		                       # of Shares Exercise
Expiration             Individual Date of Grant Issuable
Price     Date

           A	8/2/93	70,000	$0.25	8/2/98
           B	8/2/93	25,000	$0.25	8/2/98
A	8/2/94	70,000	$0.50	8/2/99
B	8/2/94	25,000	$0.50	8/2/99
A	8/2/95	70,000	$0.75	8/2/00
B	8/2/95	25,000	$0.75	8/2/00
A	8/2/96	70,000	$1.00	8/2/01
B	8/2/96	25,000	$1.00	8/2/01
A	8/2/97	70,000	$1.25	8/2/02
B	8/2/97	25,000	$1.25	8/2/02
In February 1995, the Company granted to its principal stockholder, (A) and one of its
	officers, (B) options to purchase stock in accordance with the following:


                                     # of Shares Exercise
Expiration           Individual Date of Grant   Issuable
Price     Date
A	2/2/95	200,000 	$0.10	2/2/00
B	2/2/95	200,000	$0.10	2/2/00
A	2/2/96	200,000	$0.15	2/2/01
B	2/2/96	150,000	$0.15	2/2/01
A	2/2/97	200,000	$0.15	2/2/02
B	2/2/97	150,000	$0.15	2/2/02
A	2/2/98	200,000	$0.15	2/2/03
B	2/2/98	150,000	$0.15	2/2/03
See Auditors' Report.
	F-16


            DEFAULT PROOF CREDIT CARD SYSTEM, INC.
	Notes to Financial Statements
	(Continued)
	December 31, 1997, 1996, 1995 and 1994

The above stock options to purchase the Company's
Common 		Stock were granted to the
Company'spresident/principal 		stockholder for
his daily work and services.  He received
	minimal compensation during 1993, and no compensation
since 		early 1994, at which time he waived his salary,
bonuses and 		all other benefits.  Since
March 1994, he has made loans to 		the
Company for the payment of its administrative expenses,
bills, patent maintenance fees, etc., from his personal
funds and without charging interest to the Company.
These numerous loans were in
the tens of thousands of dollars.  		The
officer has rendered his legal services, and many other services beyond his obligations at no charge to the Company.

The above stock options are available and contingent
upon 		the individuals providing their continuous
services to the 		Company.  In the event of
termination, options through the 		year
of termination will be available. The options are deemed restricted stock pursuant to Rule 144 promulgated under Securities Act of 1993, as amended.




















See Auditors' Report.
	F-17