Form 10QSB
period 1998-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1998-05-18
CIK 803260

FORM 10 QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUATERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934

	For the Quarterly Period Ended March 31, 1998

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-17114_________________________________________

            DEFAULT PROOF CREDIT CARD SYSTEM, INC._____________________ (Exact name of small business issuer as specified in its charter)

__________Florida______________	  ________59-2686523_______________
 (State or other jurisdiction	         (I.R.S. Employer Identification
     of incorporation)					 Number)

4520 Sunset Drive, Miami, Florida____________ 33143____________________
(Address of principal executive offices)	 (Zip Code)

___________________________(305) 856-4711______________________________
Registrant's telephone number, including area code

_______________________________________________________________________
(Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X	No  _

The number of shares outstanding of the registrant common stock is 12,243,510 (as of March 31, 1998).

Transitional Small Business Disclosure Format
Yes  X	No  _








DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

											Page
PART 1 - FINANCIAL STATEMENTS

ITEM 1.

Balance Sheets
   As of March 31, 1998 (unaudited) and
   December 31,
1997........................................
 .....     3

Statements of Operations (unaudited)
  Cumulative from August 14, 1985
  (inception) to March 31, 1998 and for the three months ended
  March 31, 1998 and
1997........................................
4

Statements of Stockholders' Equity (Deficiency in Assets)(unaudited)
  For the periods from August 14, 1985 (inception) to
  March 31,
1998........................................
 .........	    5

Statements of Cash Flows (unaudited) cumulative from August 14, 1985
  (inception) to March 31, 1998 and for the three months ended
  March 31, 1998 and
1997........................................
7


ITEM 2.

Management's Discussion and Analysis or Plan of Operations.......	    9



PART II - Other Information

Other
Information......................................
 ..........	   10

Signatures......................................
 .................    11


DEFAULT PROOF CREDIT CARD SYSTEM, INC.



(A DEVELOPMENT STAGE COMPANY)



BALANCE SHEETS








March 31, 1998

December 31, 1997

 (Unaudited)

 (Audited)
ASSETS







   Capitalized Patent Cost
$3,945

$3,945




Total Assets
3,945

3,945












LIABILITIES AND DEFICIENCY IN ASSETS







Current Liabilities



   Accrued Expenses
27,963

26,711
   Due to Directors
41,032

39,390




Total Current Liabilities
68,995

66,101




Deficiency in Assets



   Common Stock, $.001 par value; 25,000,000



     authorized shares; 12,243,510 and



     11,643,410 shares issued and outstanding



     at March 31, 1998 and December 31, 1997,



     respectively
12,244

11,644
   Additional Paid-In Capital
3,968,860

3,903,460
   Deficit accumulated during the



     development stage
(4,046,154)

(3,977,260)




Total Deficiency in Assets
(65,050)

(62,156)








Total Liabilities and Deficiency in Assets
$3,945

$3,945











DEFAULT PROOF CREDIT CARD SYSTEM, INC.





(A DEVELOPMENT STAGE COMPANY)





STATEMENTS OF OPERATIONS
















CUMULATIVE

 THREE MONTHS

THREE MONTHS

August 14, 1985

ENDED

ENDED

(INCEPTION) TO

March 31, 1998

March 31, 1997

March 31, 1998

 (UNAUDITED)

(UNAUDITED)

(UNAUDITED)
OPERATING EXPENSES





  Depreciation & Amortization
$0

$50

$98,707
  Expired Public Offering Cost
0

0

179,211
  General & Administrative
68,894

2,257

3,013,369
  Marketing
0

0

393,358
  Officer Salary
0

0

986,556






    Total Expenses
68,894

2,307

4,671,201






OTHER INCOME (EXPENSE)





  Cancellation of Debt
0

0

423,000
  Litigation Settlements
0

0

(90,000)
  Interest & Other Income
0

0

422,720
  Loss on Marketable Securities
0

0

(96,529)
  Loss on Sale of Equipment
0

0

(34,144)






    Total other income (expense)
0

0

625,047






NET GAIN (LOSS)
($68,894)

($2,307)

($4,046,154)






NET GAIN (LOSS) PER COMMON SHARE
(0.006)

0.062

(0.482)












WEIGHTED AVERAGE NUMBER OF





COMMON SHARES OUTSTANDING
12,096,743

11,297,410

8,397,610














DEFAULT PROOF CREDIT CARD SYSTEM, INC.








(A DEVELOPMENT STAGE COMPANY)








STATEMENTS OF STOCKHOLDERS' EQUITY








(DEFICIENCY IN ASSETS)








(UNAUDITED)















Deficit








Accumulated



Common
Stock


Additional

During the


# of shares

par

Paid-In

Development


issued

value

Capital

Stage
Total


















BALANCE - DECEMBER 31, 1997
$11,643,510

$11,644

$3,903,460

($3,977,260)
($62,156)









January 22, 1998, to a








  Financial Public Relations








  Company for Professional








  Services Rendered (A, X)
600,000

600

65,400

0
66,000
Net Loss
0

0

0

(68,894)
(68,894)









BALANCE - MARCH 31, 1998
12,243,510

$12,244

$3,968,860

($4,046,154)
($65,050)





































DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
MARCH 31, 1998


(A) The shares are subject to restrictions on transfers imposed by Rule 144 of the Securities Act of 1993, as amended.

(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.





DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENTS OF CASH FLOWS



















Cumulative


Three

Three

August 14,
1985


Months
Ended

Months Ended

(Inception) to


March 31,
1998

March 31,
1997

March 31, 1998


(Unaudited)

(Unaudited)

(Unaudited)







CASH FLOWS FROM OPERATING ACTIVITIES













Net (Loss)

($68,894)

($2,307)

($4,052,154)







Adjustments to Reconcile






   Net (Loss) to Net Cash






     Used in Operating Activities:






     Depreciation & Amortization

0

50

97,751
     Loss on Marketable Securities

0

0

130,741
     Expired Public Offering Costs

0

0

110,000
     Cancellation of Stockholder






     Note Receivable

0

0

55,490
     Stock Issued in lieu of Cash






       for Professional Services

66,000

0

205,960
     Stock Issued in lieu of Cash






       for Waived Salaries

0

0

294,000
     Loss on Sale of Equipment

0

0

34,144
     Increase in Other Assets

0

0

(25,480)
     Increase (Decrease) in






       Accrued Expenses

1,252

400

27,586







Total adjustments

67,252

450

930,192







Net Cash Used By






Operating Activities

(1,642)

(1,857)

(3,121,962)







CASH FLOWS FROM INVESTING ACTIVITIES













     Purchases of






       Marketable Securities

0

0

(130,741)
     Purchases of






       Property & Equipment

0

0

(136,980)
     Patent License Expenditures

0

(209)

(201,864)
     Proceeds from






       Sale of Equipment

0

0

22,994







Net Cash Used By






Financing Activities

0

(209)

(446,591)























DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENTS OF CASH FLOWS



















Cumulative


Three

Three

August 14,
1985


Months
Ended

Months Ended

(Inception)
to


March 31,
1998

March 31,
1997

March 31, 1998


(Unaudited)

(Unaudited)

(Unaudited)







CASH FLOWS FROM FINANCING ACTIVITIES













Proceeds from Issuance of Stock






 -Private Offerings

0

209

108,547
Proceeds from Issuance of Stock






 -Public Offerings

0

0

3,150,163
Proceeds from Issuance of Stock






 -Exercise of Warrants

0

0

240,358
Proceeds from






 Capital Contributions

0



78,076
Advances (to) from shareholder

1,642

1,857

(8,591)







      Net Cash Provided By






        Financing Activities

1,642

2,066

3,568,553














NET CHANGE IN CASH AND CASH EQUIVALENTS

0

0

0
CASH-BEGINNING

0

0

0







CASH-ENDING

$0

$0

$0















ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Default Proof Credit Card System, Inc. (the Company) was incorporated on August 14, 1985 under the laws of the State of Florida. For the period from August 14, 1985 (inception) to December 31, 1985, the Company was promoting and marketing the Resource System ( a Registered Servicemark). In 1997, the Company filed for a new patent. The patent pending, as well as the original Resource System, has generated interest and the Company is now engaged in discussions with several financial institutions for licensing or joint venture of this product.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue operations.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

  Not Applicable.


Item 2. Changes in Securities

	  Not Applicable.

Item 3. Defaults upon Senior Securities

	  Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

	     Not Applicable.

Item 5. Other Information

	     Not Applicable.

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits - None

(b) Reports on Form 8-K - None









SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

				DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                                (Registrant)




DATE:	May 12, 1998			By: _______________________________
						    Vicente Cuervo, President and
					  	    Chief Executive Officer



DATE:	May 12, 1998			By: _______________________________
						    Pedro Llaguno, Secretary