Form 10QSB
period 1998-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1998-08-12
CIK 803260

FORM 10 QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUATERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934

	For the Quarterly Period Ended June 30, 1998

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

The number of shares outstanding of the registrant common stock is 12,393,510 (as of June 30, 1998).

Transitional Small Business Disclosure Format
Yes  X	No  _










DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

		Page
PART 1 - FINANCIAL STATEMENTS

ITEM 1.

Balance Sheets
   As of June 30, 1998 (unaudited) and
   December 31, 1997....................................................   4

Statements of Operations (unaudited)
  Cumulative from August 14, 1985
  (inception) to June, 1998 and for the three and six months ended
  June 30, 1998 and 1997................................................   5

Statements of Stockholders' Equity (Deficiency in Assets)(unaudited)
  For the periods from January 1, 1998 to
  June 30, 1998.........................................................   6

Statements of Cash Flows (unaudited) cumulative from August 14, 1985
  (inception) to June 30, 1998 and for the three and six months ended
  June 30, 1998 and 1997................................................   8


ITEM 2.

Management's Discussion and Analysis or Plan of Operations..............  10



PART II - Other Information

Other Information.......................................................  11

Signatures..............................................................  12


Accountant's Report



We have compiled the accompanying balance sheet of Default Proof Credit Card System, Inc. as of June 30, 1998, and the related statements of income, retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations, and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




Eduardo Garcia & Associates

August 12, 199


DEFAULT PROOF CREDIT CARD SYSTEM, INC.



(A DEVELOPMENT STAGE COMPANY)



BALANCE SHEETS








June 30, 1998

December 31, 1997

 (Unaudited)

 (Audited)
ASSETS







   Capitalized Patent Cost
$3,945

$3,945




Total Assets
3,945

3,945












LIABILITIES AND DEFICIENCY IN ASSETS







Current Liabilities



   Accrued Expenses
25,611

26,711
    Due to Directors
42,917

39,390




Total Current Liabilities
68,528

66,101




Deficiency in Assets



   Common Stock, $.001 par value;



     25,000,000 authorized shares;



     12,393,510 and 11,643,510



     shares issued and outstanding



     at June 30, 1998 and



     December 31, 1997, respectively
      12,394

          11,644
   Additional Paid-In Capital
   3,992,710

       3,903,460
   Deficit accumulated during



     the development stage
(4,069,687)

(3,977,260)




Total Deficiency in Assets
(64,583)

(62,156)








Total Liabilities and



Deficiency in Assets
$3,945

$3,945












DEFAULT PROOF CREDIT CARD SYSTEM, INC.









(A DEVELOPMENT STAGE COMPANY)









STATEMENT OF OPERATIONS
(UNAUDITED)




























CUMULATIVE


SIX MONTHS




THREE MONTHS



AUGUST 14, 1985


ENDED JUNE 30,




ENDED JUNE 30,



(INCEPTION) TO

1998

1997

1998

1997

JUNE 30, 1998
OPERATING EXPENSES









  Depreciation &
$0

$100

$0

$50

$98,707
    Amortization









  Expired Public Offering









    Cost
0

0

0

0

179,211
  General & Administrative
92,427

4,307

23,533

2,950

3,037,402
  Marketing
0

0

0

0

393,358
  Officer Salary
0

0

0

0

986,556










    Total Expenses
92,427

4,407

23,533

3,000

4,695,234










OTHER INCOME (EXPENSE)









  Cancellation of Debt
0

0

0

0

423,000
  Litigation Settlements
0

0

0

0

(90,000)
  Interest & Other Income
0

0

0

0

422,720
  Loss on Marketable








0
    Securities
0

0

0

0

(96,529)
  Loss on Sale of Equipment
0

0

0

0

(34,144)










Total other income









  (expense)
0

0

0

0

625,047










NET GAIN (LOSS)
($92,427)

($4,407)

($23,533)

($3,000)

($4,070,187)










NET GAIN (LOSS) PER









  COMMON SHARE
(0.008)

(0.000)

(0.002)

(0.000)

(0.501)




















WEIGHTED AVERAGE NUMBER OF









COMMON SHARES OUTSTANDING
12,224,066

11,277,188

12,344,621

11,297,410

8,126,070


DEFAULT PROOF CREDIT CARD SYSTEM, INC.








(A DEVELOPMENT STAGE COMPANY)








STATEMENT OF STOCKHOLDERS' EQUITY








(DEFICIENCY IN ASSETS)








(UNAUDITED)















Deficit








Accumulated



Common
Stock


Additional

During the


# of
shares

par

Paid-In

Development


issued

value

Capital

Stage
Total


















BALANCE - DECEMBER 31, 1997
11,643,510

$11,644

$3,903,460

($3,977,260
)
($62,156)









January 22, 1998, to a








  Financial Public Relations








  Company for Professional








  Services Rendered (X)
600,000

600

65,400

         0
    66,000
Net Loss
0

0

0

(68,894)
(68,894)









BALANCE - MARCH 31, 1998
12,243,510

$12,244

$3,968,860

($4,046,154
)
($65,050)









April 13, 1998








  for Professional Services








  Rendered (X)
100,000

100

14,900

         0
    15,000
June 4,1998








  for Professional Services








  Rendered (X)
50,000

50

8,950

         0
     9,000
Net Loss
0

0

0

(23,533)
(23,533)









BALANCE - JUNE 30, 1998
12,393,510

$12,394

$3,992,710

($4,069,687
)
($64,583)










DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
JUNE 30, 1998



(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.


DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENT OF CASH FLOWS
(UNAUDITED)


























Cumulative


 SIX MONTHS



August 14, 1985



ENDED JUNE 30,



(Inception) to


1998

1997

June 30, 1998







CASH FLOWS FROM OPERATING ACTIVITIES













Net (Loss)

($92,427)

($4,407)

($4,070,187)







Adjustments to Reconcile






   Net (Loss) to Net Cash






      Used in Operating Activities:






        Depreciation & Amortization

0

100

97,751
        Loss on Marketable Securities

0

0

130,741
        Expired Public Offering Costs

0

0

110,000
        Cancellation of Stockholder





0
          Note Receivable

0

0

55,490
        Stock Issued in lieu of Cash





0
          for Professional Services

90,000

0

223,960
        Stock Issued in lieu of Cash





0
          for Waived Salaries

0

0

294,000
        Loss on Sale of Equipment

0

0

34,144
        Increase in Other Assets

0

0

(25,480)
        Increase (Decrease) in Accrued Expenses

(1,100)

800

25,734







        Total adjustments

88,900

900

946,340







      Net Cash Used By






        Operating Activities

(3,527)

(3,507)

(3,123,847)







CASH FLOWS FROM INVESTING ACTIVITIES













Purchases of






   Marketable Securities

0

0

(130,741)
Purchases of






   Property & Equipment

0

0

(136,980)
Patent License Expenditures

0

0

(201,864)
Proceeds from





            0
   Sale of Equipment

0

0

       22,994







      Net Cash Used By






        Investing Activities

0

0

(446,591)


DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENT OF CASH FLOWS
(UNAUDITED)


























Cumulative



SIX MONTHS



August 14, 1985



ENDED JUNE 30,



(Inception) to


1998

1997

June 30, 1998







CASH FLOWS FROM FINANCING ACTIVITIES













Proceeds from Issuance of Stock






 -Private Offerings

0

0

       108,547
Proceeds from Issuance of Stock






 -Public Offerings

0

0

     3,150,163
Proceeds from Issuance of Stock





             0
 -Exercise of Warrants

0

0

       240,358
Proceeds from





             0
 Capital Contributions

0



        78,076
Advances (to) from shareholder

3,527

3,507

(6,706)







      Net Cash Provided By






        Financing Activities

3,527

3,507

     3,570,438














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

				DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                                (Registrant)




DATE:	August 12, 1998			By: _______Vincent Cuervo__________
						    Vincent Cuervo, President and
					  	    Chief Executive Officer



DATE:	August 12, 1998			By: _______Pedro Llaguno___________
						    Pedro Llaguno, Secretary