Form 10QSB
period 1998-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1998-11-13
CIK 803260

FORM 10 QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUATERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934

	For the Quarterly Period Ended September 30, 1998

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 0-17114_________________________________________

           _____DEFAULT PROOF CREDIT CARD SYSTEM, INC._________________ (Exact name of small business issuer as specified in its charter)

__________Florida______________	  ____________59-2686523___________
 (State or other jurisdiction	         (I.R.S. Employer Identification
     of incorporation)					 Number)

1545 Miller Road, Coral Gables, Florida    ___33146-2309_______________
(Address of principal executive offices)	   (Zip Code)

_____________________________(305) 666-1460____________________________
Registrant's telephone number, including area code

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

The number of shares outstanding of the registrant common stock is 11,993,510 (as of September 30, 1998).

Transitional Small Business Disclosure Format
Yes  X	No  _










DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX


		Page
PART 1 - FINANCIAL STATEMENTS

ITEM 1.

Balance Sheets
   As of September 30, 1998 (unaudited) and
   December 31, 1997....................................................   4

Statements of Operations (unaudited)
  Cumulative from August 14, 1985
  (inception) to September 30, 1998 and for the three and nine months
  ended September 30, 1998 and 1997.....................................   5

Statements of Stockholders' Equity (Deficiency in Assets)(unaudited)
  For the periods from January 1, 1998 to
  September 30, 1998....................................................   6

Statements of Cash Flows (unaudited) cumulative from August 14, 1985
  (inception) to September 30, 1998 and for the three and nine months
  ended September 30, 1998 and 1997.....................................   8


ITEM 2.

Management's Discussion and Analysis or Plan of Operations..............  10



PART II - Other Information

Other Information.......................................................  11

Signatures..............................................................  12

Accountants' Report



We have compiled the accompanying balance sheet of Default Proof Credit Card System, Inc. as of September 30, 1998, and the related statements of income, retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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





Eduardo Garcia & Associates

November 12, 1998



















DEFAULT PROOF CREDIT CARD SYSTEM, INC.



(A DEVELOPMENT STAGE COMPANY)



BALANCE SHEETS





September 30, 1998


December 31, 1997





 (Unaudited)

 (Audited)
ASSETS







   Capitalized Patent Cost
           $3,945

           $3,945




Total Assets
            3,945

            3,945












LIABILITIES AND DEFICIENCY IN ASSETS







Current Liabilities



   Accrued Expenses
           25,961

           26,711
   Due to Directors
           48,700

           39,390




Total Current Liabilities
           74,661

           66,101




Deficiency in Assets



   Common Stock, $.001 par value;



     25,000,000 authorized shares;



     11,993,510 and 11,643,510



     shares issued and outstanding



     at September 30, 1998 and



     December 31, 1997, respectively
           11,994

           11,644
   Additional Paid-In Capital
        3,949,110

        3,903,460
   Deficit accumulated during



     the development stage
       (4,031,820)

(3,977,260)




Total Deficiency in Assets
          (70,716)

(62,156)








Total Liabilities and



Deficiency in Assets
          $3,945

           $3,945












DEFAULT PROOF CREDIT CARD SYSTEM, INC.









(A DEVELOPMENT STAGE COMPANY)









STATEMENT OF OPERATIONS
(UNAUDITED)




























CUMULATIVE


NINE MONTHS




THREE MONTHS



AUGUST 14, 1985


ENDED SEPTEMBER 30,




ENDED SEPTEMBER 30,



(INCEPTION) TO

1998

1997

1998

1997

SEPTEMBER 30, 1998
OPERATING EXPENSES









  Depreciation &
         $0

      $150

         $0

        $50

          $98,707
    Amortization









  Expired Public Offering









    Cost
          0

         0

          0

          0

          179,211
  General & Administrative
     54,560

     5,782

(37,867)

      1,476

        2,999,535
  Marketing
          0

         0

          0

          0

          393,358
  Officer Salary
          0

         0

          0

          0

          986,556










    Total Expenses
     54,560

     5,932

(37,867)

      1,526

        4,657,367










OTHER INCOME (EXPENSE)









  Cancellation of Debt
          0

         0

          0

          0

          423,000
  Litigation Settlements
          0

         0

          0

          0

(90,000)
  Interest & Other Income
          0

         0

          0

          0

          422,720
  Loss on Marketable








                0
    Securities
          0

         0

          0

          0

(96,529)
  Loss on Sale of Equipment
          0

         0

          0

          0

(34,144)










Total other income









  (expense)
          0

         0

          0

          0

          625,047










NET GAIN (LOSS)
($54,560)

($5,932)

    $37,867

($1,526)

($4,032,320)










NET GAIN (LOSS) PER









  COMMON SHARE
(0.004)

(0.001)

      0.003

(0.000)

(0.491)




















WEIGHTED AVERAGE NUMBER OF









COMMON SHARES OUTSTANDING
  12,218,142

11,291,696

 12,204,499

 11,297,410

        8,206,713












DEFAULT PROOF CREDIT CARD SYSTEM, INC.








(A DEVELOPMENT STAGE
COMPANY)








STATEMENT OF STOCKHOLDERS' EQUITY








(DEFICIENCY IN ASSETS)








(UNAUDITED)















Deficit








Accumulated


Common
Stock


Additional

During the


# of shares

par

Paid-In

Development


issued

value

Capital

Stage
Total


















BALANCE - DECEMBER 31, 1997
 11,643,510

   $11,644

$3,903,460

($3,977,260)
($62,156)









January 22, 1998, to a








  Financial Public Relations








  Company for Professional








  Services Rendered (X)
   600,000

       600

    65,400

            0
   66,000
Net Loss
         0

         0

         0

(68,894)
(68,894)









BALANCE - MARCH 31, 1998
12,243,510

   $12,244

$3,968,860

($4,046,154)
($65,050)









April 13, 1998








  for Professional Services








  Rendered (X)
   100,000

       100

    14,900

            0
    5,000
June 4,1998








  for Professional Services








  Rendered (Y)
    50,000

        50

     8,950

            0
    9,000
Net Loss
         0

         0

         0

(23,533)
(23,533)









BALANCE - JUNE 30, 1998
12,393,510

   $12,394

$3,992,710

($4,069,687)
($64,583)









August 18, 1998








  Return from Financial
  Public Relations Company








  for Professional Services








  Not Rendered (X)
(400,000)

(400)

(43,600)

            0
(44,000)
Net Loss
         0

         0

         0

       37,867
   37,867









BALANCE - SEPTEMBER 30, 1998
 11,993,510

    11,994

 3,949,110

(4,031,820)
(70,716)











DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
SEPTEMBER 30, 1998



(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.


(Y) Return of shares from financial public relations firm for services not rendered. The shares of stock were originally issued on January 22, 1998.





DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENT OF CASH FLOWS
(UNAUDITED)


























Cumulative


NINE MONTHS



August 14, 1985



ENDED SEPTEMBER 30,



(Inception) to


1998

1997

September 30, 1998







CASH FLOWS FROM OPERATING ACTIVITIES













Net (Loss)

($54,560)

($5,932)

       ($4,032,320)







Adjustments to Reconcile






 Net (Loss) to Net Cash






  Used in Operating Activities:






   Depreciation & Amortization

       0

    150

           97,751
   Loss on Marketable Securities

       0

      0

          130,741
   Expired Public Offering Costs

       0

      0

          110,000
   Cancellation of Stockholder





                0
    Note Receivable

       0

      0

           55,490
   Stock Issued in lieu of Cash





                0
    for Professional Services

  46,000

      0

           79,960
   Stock Issued in lieu of Cash





                0
    for Waived Salaries

       0

      0

           94,000
   Loss on Sale of Equipment

       0

      0

           34,144
   Increase in Other Assets

       0

      0

           (25,480)
   Increase (Decrease) in Accrued Expenses

(750)

  1,200

           26,084







      Total adjustments

  45,250

  1,350

          902,690







      Net Cash Used By






        Operating Activities

(9,310)

(4,582)

(3,129,630)







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










DEFAULT PROOF CREDIT CARD SYSTEM, INC.






(A DEVELOPMENT STAGE COMPANY)






STATEMENT OF CASH FLOWS
(UNAUDITED)


























Cumulative


NINE MONTHS



August 14, 1985



ENDED SEPTEMBER 30,



(Inception) to


1998

1997

September 30, 1998







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

      240,358
Proceeds from





            0
 Capital Contributions

0



       78,076
Advances (to) from shareholder

9,310

4,582

          (923)







      Net Cash Provided By






        Financing Activities

9,310

4,582

    3,576,221














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

				DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                                (Registrant)




DATE:	November 12, 1998 			By: _______Vincent Cuervo__________
						          Vincent Cuervo, President and
					  	          Chief Executive Officer



DATE:	November 12, 1998 			By: _______Pedro Llaguno___________
						          Pedro Llaguno, Secretary