Form 10KSB
period 1998-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1999-10-13
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

FOR  THE FISCAL YEAR ENDED  DECEMBER  31, 1998 OR [ ]  TRANSITION  REPORT  UNDER
     SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED] For the transition period from __________ to ________

                           COMMISSION FILE NO. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                 (Name of small business issuer in its charter)

             FLORIDA                                   59-2686523
             -------                                   ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                  1545 MILLER ROAD, CORAL GABLES, FLORIDA 33146
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Registrant's telephone number:(305)666-1460
                                                 -------------

          Securities Registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------      -----------------------------------------
                  None                                None

          Securities Registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $ 0.001
                         -------------------------------
                                (Title of Class)

     Check  whether the issuer (1) has filed all reports  required to be file by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB[X].

     The issuer's revenue for its most recent fiscal year was: Nil

     The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of January 29, 1999, was: Common Stock. $0.001 par value - 1,204,351

     The number of shares outstanding of the registrant's common stock $0.001 par value as of December 31, 1998 was: 12,043,510

     The number of shares outstanding of the registrant's common stock $0.01 par value, after the issuer's 1 for 10 reverse split on February 5, 1999, was:
1,204,351

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS.

     Default Proof Credit Card System, Inc. (the "Company"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development and marketing of proprietary methods and systems for issuing secured credits and debit cards that are a safer lending risk for the issuer. The
Company first and second secured type card were marketed under the trademark Resource (the Resource System), and business processes which are related to prepaid stored value secured debit cards (patents pending) to be marketed as an Automated Teller Machine Debit Card Dispenser [2 patents pending]("ATMDCD"), and the UBUYDEBITCARDS.COM ["UBDC"] (patent pending)and UBUYCREDITCARDS.COM [patent pending] both a prepaid stored value debit or credit cards that soon will be offered through the Company's web sites in the INTERNET.

     The Resource System is designed to enable owners of life insurance policies with cash surrender values to obtain a collateralized line of credit pursuant to the issuance by a participating bank or other financial institution of a credit or debit card, such as MasterCard or Visa. The ATM Debit Card Dispenser, patents pending, on the other hand, allows an applicant to made cash deposits or charges to any bank card at an Automated Teller Machines which will dispense to the applicant a debit card with a prepaid stored value amount equal to the cash deposited less a small service fee. The issued debit card will have equal functions as any other MasterCard, Visa, Optima, Discover, etc, now in the market.

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

     Vincent Cuervo, President and CEO of Default Proof Credit Card System, Inc., is the sole inventor of the Automated Teller Machine DEBIT CARDS DISPENSERS patents pending (ATMDCD) and the ubuydebitcards.com and ubuycreditcards.com [patent pending] filed with the U.S. Patent and Trademark Office, Washington, D.C.

     The Automated Teller Machine Debit Card Dispensers [patents pending], there is no assurance that the related patents to these patents pending will be granted by the Patent and Trademark Office, relates to modified automated teller machine debit cards dispensers, and more, particularly to those that are computerized (ATM). This patent pending will provide a system for dispensing and controlling debit cards. These cards will require a minimum of paperwork, maintenance and financial disclosure from a card purchaser, and unlike typical online debit cards, the patent pending stored-value card will require no formal banking relationship. This system, and new technology, incorporated into existing Automated Teller Machines(ATMs), and installed in future manufactured ATMs, will permit consumers to purchase stored value prepaid debit cards from widely available ATMs using cash, or through charges to existing debit and/or credit cards. These compatible elements, inexpensive to manufacture and maintain, are easily installed and adapted to the operational systems in use today.

     Existing Automated Teller Machines on the market today are accessed for cash advances by the insertion of a valid credit/debit card and entry of an assigned PIN number, against the credit line balance on such credit/debit card. Cash advances are approved or denied based on the current available credit line on a credit card, or the cash balance of a debit cardholder's bank account. Once operative, the patent pending system will not provide cash advances while processing the request for an interest free prepaid stored value debit card. Very much the opposite. Applicants will have access to any one of the thousands of Automated Teller Machines (ATMs), (worldwide approx. over 400,000), and purchase a stored value prepaid debit card making cash deposits or charges to other bank card in varying amounts ($300;$ 1,000; $ 3,000 and up). The amount deposited will be determined by the potential cardholder's means and needs and will determined the prepaid secured debit or ATM card's credit line.

     Even though there is not need for bank affiliation the debit cards still must be issued by a participating bank or financial institution in order to access regional, national and international electronic funds transfer networks. However, though it may still be issue by such an institution, they will be dispensed through modified or new Automated Teller Machines.

     The Company will offer licenses to the manufacturers of both new and previously manufactured ATMs (Diebold; NCR; Siemens; Wang Global; Hitachi; Triton; Tidel Technologies, etc) in order to make hardware and software modifications necessary to incorporated new patented elements. As a result, the utility and functionality of ATMs will be expanded.

     When the combination of these elements is realized, an ATM machine will perform new functions. For the easy purchase of a debit card, the ATM will accept cash deposits or charges to another bank card. It will dispense a plastic debit or ATM card with the same functions of most online debit cards. It will allow a cardholder to receive cash from ATM or purchasing merchandise or services by entering a confidential personal PIN number at the point of sale. It will also facilitate car rentals, airline and hotel reservations, etc.

     The cash deposited will be scanned for counterfeit bills. The applicant will provide its postal zip number or mother's maiden name for security reasons. The purchaser will select and enter four confidential numbers for his/her personal and confidential PIN number.

     Following these easy steps, a receipt will be provided showing the prepaid amount of the line-of-credit, less a service fee that will varied in accordance with the amount of the stored value purchased (2%; 3% or 4%). The issuing bank's customer service toll-free number will be provided, printed on the back of the card, along with other sundry information. The ATM will dispense the debit card with its 16 digits, the issuing bank's name and the issue date. Now the card will be ready for use. The cardholder will have the option to reload the card at any of the issuing bank's ATM machines. In case of reload, the service fee would be reapplied.

     THE CARDHOLDER:

     In order to obtain this debit card, a cardholder: Will not need to have his/her good, fair or bad credit checked. Will not suffer issuing delays or paperwork, immediate issue of an online debit card will follow completion of transactions requirement. Will determine the line-of-credit when applying for the card. The deposit amount would correspond to his/her means and needs. Will not have to pay fees for late payments, over the limit usage, or interest charges. It can be purchased or reloaded 24 hours a day. ATMs are open 24 hours a day, with around the clock availability while most banks close by 2.00 p.m. Monday through Friday. Foreign currency capability may be added. Other valuable features are included in the patent pending.

     THE ISSUING BANKS:

     Would enjoy foreseeable limited and/or minimal liability. Will not have to suffer charge offs, over the limit usage, or delinquencies. The financial institutions will enjoy earnings similar or higher profits that the ones now obtain collecting merchant discount fees and ATMs transactions fees. Will also benefit from the CASH FLOAT of deposits made from the debit card's purchases, as now happens when traveler's checks are purchased. Millions of dollars will become available for some time to the issuing bank as a line-of-credit on those cards purchased, before the cardholder uses them. Paperwork will be reduced as we; as time. There would be no need for Equifax or Credit Bureau reports. The bank issuing the debit card will not have to prepare and mail monthly statements if so desires. The Point Of Sale terminals will remain the same as the ones now in use. There will be no need to install new or different expensive terminals at the Point of Sale (POS). The same online terminals currently being in use will suffice. They will start servicing individuals in the Sub-Prime market. Due to a variety of reasons such as poor credit, bankruptcy, divorces, college students, etc., over 40 million people cannot have a bank card. The technology of this patents pending will make it possible for banks and financial institutions to service this untapped , sub-prime market, and merchants will not be required to purchase new POS expensive terminals.

     This expanded functionality will represent future opportunities for branch banks. Not only will the ATM be convenient, more personalized and more enjoyable, but now it does more too.

     MARKET

     With this new ATM technology financial institutions that have been shifting operations for quite sometime to electronically networked enterprises will be helped. ATMs have lead the change, providing consumers with quick, convenient access to cash. Everyone knows how it works: personal I.D., number in, cash out, but automated teller machines haven't fulfilled yet all the customer's needs yet.

     After  an  initial   placement  of  ATMs  in  banks  and  other   financial
institutions, they will be placed at gas stations, theaters, stores and supermarkets, also they can now be found in hotel lobbies, fast food stores, convenience stores, drug stores, malls, nightclubs, service stations, airports, hospitals, and many other places. Several ATM manufacturers are now offer theater coupons or vouchers, video advertising, and check cashing capabilities for personal and two party checks.

     SALES PLAN

     Being this a new product, we cannot provide a very detailed plan as yet but we can give an overview of where we want to go. The success of the telephone card must be taken into account to realize that the potential available in this product is several times greater than the phone card in revenue and earning. Both of these cards offer convenience to the consumer, but the dollar values being much higher here. There are three areas of sales opportunities, one with financial institutions, our own bank with its own ATM machines and lastly, by way of Automated Teller Machines manufacturers.

     Regarding the licensing of financial institutions, we will approach large money-centered banks that are heavily involved in the deployment of ATMs on and off premises, also licenses offering the system will be available to smaller institutions who are now deploying off premise ATMs, and will like to enter this market.

     There are several major ATMs manufacturers, Diebold Inc; NCR Inc.; Siemens; Triton Systems Inc.; Tidel Technologies Inc., etc. The new patent pending system should be of interest to all of these manufacturers, as it would provide additional sources of revenue. There are over 400,000 ATMs presently operating and of them a large percentage is considered not in top shape or without updated technology, which would require the installation of the new elements that would modify these machines into debit card dispensers. Once the new system makes the expected impact in the market, it is likely that new manufactured machines will include this system.

     ATMs are either owned by or leased by financial institutions, or in some cases they are owned and leased by the manufacturers to merchants or to small banks. Fees per ATM transactions are paid to owners, lessors, banks, etc., banks are aware of the profitability of the ATMs they now operate and the fee income per transaction the ATMs generate, the benefits and savings obtained from electronic banking, and the speed at which the ATM market is expanding.. Debit cards and ATM cards are becoming very popular and are been accepted everywhere.

     PATENTS PENDING POTENTIAL REVENUE

     Forecasting revenues for a brand new product is not easy. Based on information of the existence of over 40 million individuals who can't obtain credit, debit or ATM cards for a variety of different reasons (bad credit, divorcees, students, bankruptcies, etc.), this could be the first expected group to purchase stored value prepaid debit cards.

     Revenue will be from the Company own ATMs . This will include the 2%; 3% or 4% of the stored value line of credit of the prepaid debit card issued as the processing fee, the normal fee a bank receives when a credit card is used to purchase merchandise or cash advances, the ATM's transaction fees and the earnings on the cash float the bank will have at its disposal, less the lease payment for the space where they are deployed.

     Revenues should also be expected from licensing ATM manufacturers, and from licenses sold to financial institutions. It is not possible at this time to forecast revenues that may be generated from the ATM manufacturers.

     Revenue projections derived from ATMs owned by the Company, from partnerships or licensing multiple of banks are possible from frequent available information published in trade magazines. To be counted will be the Company's earnings from the processing fees against the stored value line of credit issued in the prepaid debit card, example: $1000 line of credit 4% fee will generate $40.per card, will, this will provide a significant source of revenue to the Company.

     ATMs currently generate an average of $400(gross) in fees per month per ATM from conventional transactions. We are only making these projections at this time because we want to examine the incremental business that this ATM Debit Card Dispenser will generate. It can be assumed that starting with owing 500 ATMs which may produce 500 x $400 x 12 months = 2.4 million dollars. We believe, even though there no assurance, it is possible to generate this average or at least close to this number. Part of these earnings will go to the cost of renting space for our owned ATMS.

     Once the company's revenue stream starts to come online, this will allow for additional ATM machines to be purchased and placed. This will also allow for increased advertising and promotion which should increase the amount of ATM debit cards being purchased per machine. The above does not reflect reloads, nor other individuals whom, while in good credit rating, purchases a prepaid stored value debit card.

     The Company's Patent Pending, once operative, does not provide cash advances while processing the solicitation of the interest free prepaid debit card, very much the opposite. Under the ATMDCD applicants will be able to use the approximated five thousands of Automated Teller Machine (ATM) in the worldwide market today, and make cash deposits that may vary ($100;$200;$300;$500;$ 1,000; $ 2,000; $ 3,000 and up) which will determine the amount of the ATMDCD of the prepaid secured debit card, and in accordance with his/her means and needs. The bank card will be issued by a participating bank or financial institution and dispensed through an Automated Teller Machine. On those ATMs manufactured and presently operative, the Company will license those ATM manufacturers for the installing of the necessary additional patented elements (software, hardware) described in the patent pending to broader their present functionality. For future ATMs, the manufacturers will be license to install these compatible new elements at the time they are manufactured.

     Once the simple coupling of these elements, the ATM will perform new functions, it will accept cash deposits and dispense a debit card ready to be used for merchandise purchases, cash advances, car rentals, airlines and hotel reservations, etc.

     If cash is deposited it will be scanned for counterfeit bills, the applicant will provide his postal zip number or mother's maiden name for security reasons, he or she will select and enter the four confidential numbers for the PIN number. Following these steps the ATM will provide a receipt showing the ATMDCD requested and paid for, less a service fee (from 2% to 4%); the issuing bank's customer toll free number, which will be also printed on the back of the bank card, and other sundry information.

     PLANNED MARKETING OF THE AUTOMATED DEBIT CARDS DISPENSER (ATMDCD)

     The Company believes that the ATMDCD can be effectively marketed to selected members of the general public that fall among the following categories:

     Individuals that have no credit or can only qualify for low lines of credit, or wish to establish their credit worthiness for the future. This individuals will be able to prepaid the stored value desired for a line of credit by using the ATMDCD.

     Individuals who for whatever reason want to manage their funds, or the funds they may want to make available to others, within a predetermine budget or allowance. This will allow individuals with the need not to exceed their prepaid budget, to do so while still carrying a debit card. It will allow Companies that have employees in an allowance to issue prepaid cards, instead of travel advances. Parents may send their children to college with a controlled monthly budget. One important feature of the ATMDCD is that its much more safer than cash while working, is just like cash. In today's environment, safety is a paramount issue.

     With the proliferation of Visa and MasterCard in just about every retail outlet, and the strong presence of ATMs, the ATM's debit cards will function just like cash, while providing a safety element.

     Travelers wishing to prepaid their traveling expenses, in stead of just charging it. The ATMDCD may be obtained in any currency desired and used just like cash in the visiting country. It will work just like travelers checks with the added convenience of a debit card and its safety Individuals not wanting to go through all the hassle of applying and maintaining a present offered debit card. There will be no application, no delays, no credit reports, no payments and no paperwork. But probably most important to some individuals, there will be no overspending.

     There are other multiple uses of the ATMDCD that the Company is presently studying and identifying. It is clear to the Company that the total and complete penetration of bank cards such as MasterCard and/or Visa, coupled with the widespread distribution of ATMs, create exciting new possibilities for the future cash less society. We see the ATMDCD System as an integral part of this phenomenon.

     THE RESOURCE SYSTEM

     The Resource System is designed to provide individuals with a convenient method of obtaining, at fair low cost, immediate access to credit which is collateralized by the cash surrender value of their life insurance policies. Applicants who wish to obtain a credit card using the Resource System will transmit to the Company an application in which they assign the cash surrender values of their insurance policy to the Company as collateral.

     The participating financial institution will then issue to the applicant a MasterCard or Visa with an initial line of credit equal to at least 80% of the cash surrender value of the policy. The Company will guarantee the cardholder's obligation to the banks through the registered assignment by the life insurance company who issued the life insurance policy, of the cash values in the life insurance policy of the cardholder/policyholder.

     These cash surrender values are owned by the cardholder and will be utilized by the Company only if he or she becomes delinquent in paying his credit balance to the issuing bank. Any cardholder/policyowner will be able to request and obtain a release of the assignment of the life insurance policy by paying any outstanding balance on the credit card, returning the credit/debit card to the participating financial institution and providing the Company with a written request for a release. Before the issuance of a credit card collateralized by the Resource System the consent to assignment to the Company of the cash surrender value from the policyholder should be obtained. The Company will then notify the insurance company of the assignment.

     The successful application of the Resource System, although it is not dependent upon acceptance by insurance companies, it is dependent among other things, upon the cooperation of insurance companies in registering the assignments in their records and confirming assignments to the Company.

     Although the Company has not experienced any difficulty with insurance companies in this respect, there can be no assurance there will be no difficulties in the future. From 1988 to 1991, approximately 350 life insurance companies acknowledged the assignments received of the cash surrender value of certain life insurance policies by them from the Company. In only two instances did the Company collect from the cash surrender value of a cardholder's policy to apply it to a delinquent payment, one due to the death of the policyowner.

ITEM 2. DESCRIPTiON OF PROPERTY.

     The Company's executive offices consisting of approximately 750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146 and its telephone
(305) 666-1460, its Fax No. is (305) 665-3462. E-Mail dpccsystem@aol.com and the Web site addresses are: htt://members.aol.com/dpccsystem/ and ubuydebitcards.com/confidential/

     The Company is the worldwide owner of the United States Patent Numbers 4,718,009 and 5,2025,138; the Canada Patent Number 1,280, 213; has an
understanding agreement with the inventor for the worldwide rights and ownership of the Patents Pending(3) related to two Automated Teller Machines Debit Cards Dispenser the UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM patents pending. Two Domain Name registrations for use in the Internet.

     THE PATENTS PENDING STATUS

     The Company's patents pending are pending the U.S. Patent and Trademark Office granting the related patents. Even though there is no assurance, the Company expects to receive the Grant for the ATM DEBIT CARDS DISPENSER at early 1999 winter and that the ubuydebitcards.com is expected to follow.

     There is no assurance that related patents will be granted by the U.S. Patent and Trademark Office on all or any of the above mentioned patents pending.

     The UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM, Internet Domain Names are integrated to the Company's intellectual property, as it is the trademark Resource.

     ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any material litigation and is not aware of any potential claims which will give rise to material liability.

     ITEM 4. SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the three months ended December 31, 1998.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ)Small Cap Market in the Bulletin Board under the symbol "DPRS".

     The following table sets forth the high and low bid information for the Company's common stock monthly during 1998. The quotations provided below reflect inter-dealer prices, without mark ups, mark down or commission and may not represent actual transactions.

          FISCAL 1998                  HIGH             LOW
          -----------                  ----             ---
             02/06/98                  .0125             .125
             03/06/98                  .42               .30
             04/03/98                  .0625             .18
             05/01/98                  .40               .25
             06/05/98                  .28               .22
             07/02/98                  .22               .18
             08/07/98                  .16               .125
             09/04/98                  .125              .12
             10/02/98                  .125              .125
             11/06/98                  .125              .09
             12/04/98                  .08               .08
             12/31/98                  .35               .23

     On December 31, 1998 the Company had approximately 209 holders of record of the Company's common stock. A number of those record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     DIVIDENDS

     The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The payment of dividends by the Company will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     During the next twelve months, the Company plans to (i) either begin marketing of the Resource System with one or more Financial Institutions, or license, joint venture, or sell the Resource System to a bank or financial institution, (ii) to begin the licensing of its ATM Debit Cards Dispenser, patents pending to one or several banks or financial institutions or joint venture.

     The company would will consider to raise 14 million dollars to enter, through the acquisition or control of a small Florida bank, the off premise ATM business. It will require 3.5 to 5 million dollars for the purchase of 500 automated teller machines that can dispense Debit cards (at about 7 to 9,000 dollars each). The balance will be used for administrative, marketing, advertising and promotion expenses.

     The ATM Debit Card Dispensers will be placed in fast food stores, airports, gasoline stations, bus terminals, etc. The company will pay rent for the space the ATM occupies or a percentage of the earnings per installed machine. The cards dispensed by an ATM will be issued through the company-owned bank as well as by licensed institutions issuing credit and debit cards now.

     Owning or having controlling interest in a bank will allow the capture of extra revenue along with a potential for very significant cash float. An important consideration here is that having the Company its own bank allows us to generate a huge cash float from debit card purchase balances that cardholders on average will not use immediately. This allows us to generate considerable income off this float. As an issuing bank the company will also receive 50% of the transactions fees that VISA, MASTERCARD charges to their merchants, i.e. projection - 120 million line of credit eventually translates to 120,000,000 x 1.7% transaction fee x 50% to issuing bank = 1,020,000 dollars in revenue. The Company is now having substantive interviews, meetings and conversations.

     THE COMPANY

     The Company's operations commenced in 1986 with the licensing to it by the Company's President of the default proof method and system, all patents and other proprietary rights to the system and the right to use the registered trademark Resource.

     Since inception, the Company has expended approximately $75,000 in developing computer software and acquiring computer hardware for the operation of the Resource System. The Company has expended in excess of $ 550,000 for advertising which has included newspaper and television advertising, video tapes, and brochures and applications which were distributed through the mail and to various stores and businesses.

     Patents fees applications, as well as Patent's attorneys legal fees, maintenance patent fees, are close to $100,000 of Company expenses. The Company expend well over $225,000 in developing the Resource System. The Company also expended over $ 1,000,000 in litigation with State Street Bank and Trust Company (State Street Bank), American Express litigation over the Company's RESOURCE trademark in 1991, Securities attorneys legal fees, and in other legal and C.P.A.'s fees. The State Street Bank litigation forced the Company to attempted to raise more capital in order to implement a new strategy that involved the purchase of its own bank. The litigation and lack of funds basically put the company in a defensive position with very little possibilities to raise funds for the system being used by a bank in an authorized fashion. Banks, which were very interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital failed. The litigation was settled in 1993 after almost five years, leaving the Company without economic resources.

     As it is well known from the news media, charge offs and delinquencies in the credit card Industry are higher than it is desirable to the bank cards issuing financial institutions, and it now appears that the effort to protect its patent rights will pay off after all. The renewed marketing efforts offering the Company's Resource System to banks for licensing has developed new interest. Conversations with several banks' officers are encouraging, since they are demonstrating interest in the Company's secured credit/debit card products. Marketing efforts will continue jointly with the offering of the Company's ATM DEBIT CARDS DISPENSER, patents pending, and the about to be launched late in 1999 Fall our Internet UBUYDEBITCARDS.COM patent pending, all of them with new exciting Company's technology. There is no assurance that these patents pending will be granted related patents.

     EMPLOYEES

     As of the date hereof, the Company has no employees other than its President and the Counsel and Company's Secretary and the valuable acquisition of David J. Koss as a consultant, a very helpful relationship. Cuervo and Llaguno have received Stock Options Grants (see: Stock Options) for all work (without monetary compensation) done by them in the last several years. Those stock options to Cuervo were granted also, because of his loans, at no interest, to the Company, and other expenses paid by him on behalf of the Company.


     ITEM 7. FINANCIAL STATEMENTS

                      CONTENTS                                    PAGE
                      --------                                    ----

     AUDITORS' REPORT............................................. F-2

         FINANCIAL STATEMENTS

                  BALANCE SHEET....................................F-3

                  STATEMENTS OF OPERATIONS.........................F-6

                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY.....F-8

                  STATEMENTS OF CASH FLOW..........................F-10

         NOTES TO FINANCIAL STATEMENTS.............................F-11


     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 16, 1999, the Company engaged INFANTE, LAGO & Company as its independent certified public accountants to audit the Company's Consolidated Financial Statements for the year ended December 31, 1998.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and  executive  officers of the Company are as follows:

       Name                         Age             Position
       ----                         ---             --------

Vincent Cuervo, President           70               Director

Ciro B. Sosa, Vice President        71               Director

Pedro P. Llaguno, Vice President    68               Director


     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     VINCENT CUERVO has been President and Chairman of the Board of Directors of the Company since its inception in August 1985. From January 1984 until March 1986 he was the general managing agent for Travelers Life Insurance Co., Ltd., and Summit National Life Insurance Company. From September 1962 through December 1983, he was general managing agent for Crown Life Insurance Company for South Florida. Mr. Cuervo holds Juris Doctor Degree from the University of Havana, Cuba. CIRO B. SOSA has been a Vice-President and a Director of the Company since January 1986. Since 1964, Mr. Sosa has been owner of Futura Advertising, an advertising agency located in Coral Gables, Florida. PEDRO P.LLAGUNO has been Secretary and a Director of the Company since January 1986. Since 1977 Mr. Llaguno has been an attorney at Law. Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws. The Company lost the services of a long time friend, Officer and Director, David I. B. Williams who died.

     There are no family relationships between any of the Company's directors or executive officers.

     During the last five years none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

     (I) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing; (II) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (III) Being subject to any order, judgement or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (IV) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

     ITEM 10. EXECUTIVE COMPENSATION

     General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 1998 exceeded one Dollar.

                           SUMMARY COMPENSATION TABLE
                             LONG-TERM COMPENSATION

ANNUAL COMPENSATION                          AWARDS
-------------------                          ------

NAME AND (# OF SHARES)                      (# OF SHARES)

PRINCIPAL SALARY OTHER ANNUAL RESTRICTED OPTIONS/SAR ALL OTHER POSITION YEAR $BONUS COMP. $ STOCK AWARDS

     NONE

     OPTION/SAR  EXERCISES  AND  YEAR-END  VALUE  TABLE  AGGREGATED   OPTION/SAR
EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

     NONE.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information on early January 1999 and at February 18, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (I) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and (iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

Name of Beneficial    Amount and Nature of          Percentage of
      Owner           Beneficial Ownership     Outstanding Shares Owned
      -----           --------------------     ------------------------

VINCENT CUERVO
Miami, FL 33143              3,482,916                   29%

CIRO B. SOSA
Miami, FL 33145                242,762                    2%

PEDRO P. LLAGUNO
Miami, FL 33145                161,425                  1.4%

KATHY WiLLIAMS
Mississuaga, Ontario           197,500                  1.6%

ERIC H. SPELLMAN               835,000                  6.2%
Larchmont, NY

Officers/directors,
promoters, as a group        4,919,603                 38.4%

     The Company is not aware of any arrangements which may result in a change of control of the Company.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATE TRANSACTIONS.

     Last November 1997 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the ATM Debit Card Dispenser patents pending filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the understanding agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 2,250,000. Stock Option of the Company's Common Stock $.001 par value per share, at an exercising Option Price of $0.15 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending (ATMDCD) will be issued. If the U.S. Patent and Trademark Office does not issue the related patent the Company will not grant the stock option to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Tredemark Office will grant the patents on any or all of the patents pending.

     SECURITIES OUTSTANDING

     The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock (the Shares). As of December 31, 1998 there are 12,043,510 currently outstanding shares, and 4,919,603 of the Company outstanding shares are restricted shares. The Company also has 380,000 Stock Options of the Company's Common Stock $0.001 par value at an exercise price ranging from $0.50 to $1.25 per share (an average exercise price of $0.75 per share), and another 1,400,000 Stock Options of the Company's Common Stock $0.001 par value to purchase shares until February 2, 2000, at an exercise price of $0.10 and $0.15 cents per share, and 1,250,000 Stock Options of the Company's Common Stock $0.001 to purchase shares exercisable for five year periods at a price of $0.14 or the last preceding day on which the Company's shares were trade as reported on the NASDAQ/NMS:BB to July 17, 1998.SEE STOCK OPTIONS.

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

     SOCK OPTIONS

     On August 2, 1993 the Company issued to its principal stockholder Dr. Vincent Cuervo and one of its officers, Pedro P.Llaguno, Esq., Stock Options to purchase stock of the Company's Common Stock $0.001 par value to purchase 70,000 Vincent Cuervo , and 20,000 Pedro P. llaguno yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price range varies from $0.50 to $1.25. The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro P. Llaguno, were not exercised on August 2, 1998, the expiration date and were canceled. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1998. On February 1995, the Company issued to its principal shareholder Vincent Cuervo and one of its officers P. P. Llaguno, Stock Options to purchase 200,000 Vincent Cuervo and 150,000 Pedro P. Llaguno, Esq., of the Company's Common Stock $0.001 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price at $0.10 and $0.15 respectably. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1998. On July 17, 1998, the Company issued to its principal shareholder Vincent Cuervo and to one of its officer Pedro P. Llaguno, Stock options to purchase 200,000 Vincent Cuervo and 50,000 Pedro P. Llaguno, Esq., of the Company's Common Stock $0.001 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price is of $0.14. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1998. The above stock options to purchase the Company's Common Stock, were issued to the Company's President/Principal Stockholder for his daily work and services. He received minimal compensation during 1993, and no compensation since early 1994, at which time Dr. Cuervo also waived his salary and bonuses up to that date. Since March 1994 he has made no bearing interest loans to the Company for the payment of its administrative expenses. The officer, P.P. Llaguno has rendered his legal services, and many other services beyond his obligations at no charge.

     The above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options through the year of termination will be available. The options are deemed restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1934 as amended.

     All the above Stock Option shares are Company's Common Stock $0.001 par value per share and when exercised will be subject to the reverse split of 10 Common Stock $0.001 per 1 Common stock $0.01 under the reverse ten for one split dated February 5, 1999 stipulations.

     SECURITIES TRANSFER AGENT

     The Transfer Agent for the Company's Securities is ChaseMellon Shareholders Services, L.L.C., Overpeck Centre, 85 Challenger Road, Ridgefield Park, NJ 07660.

     RECENT SALES OF UNREGISTERED SECURITIES.

     In November 10, 1997 the Company entered into an agreement with International Buying Power, Corp., a financial public relations network. The agreement purpose was the distribution of marketing and business plan packages of the Company's new patents pending acquisitions. The Company issued 276,000 shares of the Common Stock $0.001 par value for their services. On December 16, 1997 the Company terminated the contract as provided. At the time of termination the Company had withheld the last 50,000. shares under the contract. These 50,000. shares were subsequently canceled in January 1998. In January 16, 1998 the Company entered into an agreement with F.P.I. ,Inc. Financial consultants with offices at 1776 Oxford Ct., Highland Park, IL 60035 the Company issued Common Stock $0.001 par value per share for their services, seven certificates three(3) for 100,000 each and four (4) for 75,000 each for payments in the following twelve months duration of the agreement. Due to termination of the agreement on 8-18-98 four (4) certificates for 75,000. Shares each, and one(1) certificate for 100,000 were canceled and returned to the Company's Stock Transfer Agent for cancellation and for entering in the Company's reserve. In February 11, 1998 the Company issued 100,000 shares of the Company's Common Stock $0.001 par value per share to A.G.I, Consultants in accordance with the agreement entered on October 31, 1997 for services related with the Company's preparation of the filings and reports in payment for services, on that date the shares closed at $0.08 per shares. In April 13, 1998 the Company issued 100,000 shares of the Company's Common Stock $0.001 par value per share to Alan Parker for computer, Edgar transmitting, and Internet related services, in payments for services, on 4/17/98 the shares closed at $0.15 per share. In June 4, 1998 the Company issued to Alberni & Alberni, P.A. of 4649 Ponce de Leon Blvd., Suite #404, Coral Gables, FL 33146 50,000 shares of the company's Common Stock $0.001 par value per share in lieu of cash payment for services. On September 23, 1997 an agreement was signed by Alberni & Alberni, P.A. and the Company as payment for C.P.A. services related to the 10-K for 12/31/97. On April 13, 1998 due to the economic conditions, the Company was unable to pay Alberni & Alberni, P.A. the $5,000 requested for the services rendered, and at that date Board of Directors Meeting it was resolved to offered A&A P.A. the Company Common Stock Shares $0.001 par value in payment for those services. After weeks of conversations and in view of the cash flow conditions of the Company, A&A, P.A. accepted the shares and on June 4, 1998 the Stock Transfer Agent ChaseMellon, was requested to issued the shares. On June 5, 1998 the shares closed at $0.22 per share. In August 4, 1998 the Company issued 50,000 shares of the Common Stock $0.001 par value per share to Eduardo Garcia accountant, for the IRS and State Tax bookkeeping and filing services in payment for services, on August 7, 1998 the shares closed at $0.12 per share. The foregoing sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 inasmuch as no public offering was involved.

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Attached hereto and filed as a part of this Report are the financial statements. The Exhibits described below are incorporated by reference herein.

     EXHIBITS:

     3.1* Certificate of Incorporation of Registrant

     3.2* By-Laws of Registrant

     4.1** Form of Certificate evidencing Common Stock, $.001 par value

     4.2**Form  of  Redeemable   Common  Stock  Purchase  Warrant  (1988  Public
          Offering )

     4.3**Form  of  Warrant  Agreement  between   Registrant,   the  Underwriter
          (Normandy  Securities,   Inc.)  and  Continental  Stock  Transfer  and
          TrustCo. (1988 Public Offering)

     4.6****Form of Option  Agreement  for  60,000  option  shares for Marina S.
          Klein.

     10.1*License  Agreement  between  Vincent Cuervo and the  Registrant  dated
          August 14, 1985

     10.2**Amendments  to  License  Agreement  between  Vincent  Cuervo  and the
          Registrant

     10.3*Agreement  dated  August  14,  1986  between  Vincent  Cuervo  and SSS
          Associates and Felix Guardiola.

     10.4**Lease  between  Registrant  and  Douglas  Entrance   Restoration  and
          Development Group.

     10.4(a)Lease between Registrant and Miami Board of Realtors.

     10.5***Employment Agreement between the Company and Vincent Cuervo.

     10.6**Employment Agreement between the Company and Hugh Vanhoose.

     10.7**Sales Agreement between the Company and James Branam Jr.

     10.8**Form of 1988 Stock Option Plan.

     14****Material  Foreign  Patents  - Notice of  Allowance  for  Patent  from
          Canada's Consumer and Corporate Affairs.

     (28)****Minutes of Special meeting of the Board of Directors of Default Proof Credit Card System, Inc. for January 9, 1990

     REPORTS ON FORM 8 K EXHIBIT  #1 REPORT ON FORM 8-K  Reverse  Split 10 for 1
          filed 2-1-99

     ITEM 13(B) EXHIBITS

     The Exhibits described above are incorporated by reference herein. * Incorporated by reference to the Company's Annual Report on Form 10-K, file No.33-9185A for the fiscal year ended December 31, 1987.

     ** Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-22677, filed with the SEC on August 3, 1988, and incorporated by reference herein.

     *** Previously filed as an exhibit the Company's Annual Report on form 10-K, File No. 90-17114, for the fiscal year ended December 31, 1988.

     **** Previously  filed as an Exhibit the  Company's  Annual  Report in Form
          10-K, File No.0-7114, for the fiscal year ended December 31, 1990.

     *****Form 10-SB\A  filed  November  1994 General Form for  Registration  of
          Small Business Issuers Pursuant to Section 12(b) or (g) of The Securities and Exchange Commission.

                                  EXHIBIT #1.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 8 - K

                                 CURRENT REPORT

               PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

               Date of Report (Date of earliest event reported):

                                February 1, 1999

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
             (Exact Name of Registrant as Specified in its Charter)

     FLORIDA                                           0-17114
(State or other Jurisdiction                   (Commission File No.)
Of Incorporation or Organization)

                                   59-2686523
                     (I.R.S. Employer Identification Number)

         (305) 666-1460
         1545 Miller Road
         Coral Gables, Florida                           33146-2309

        (Address of Principal                           (Zip Code)
         Executive Offices)

         Registrant's Telephone Number,
         including Area Code:                          (305) 666-1460




     ITEM 5.  Registrant's  Reverse  Stock Split of  Corporation's  Common Stock
Shares

     The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on an Extraordinary Meeting held today February 1, 1999, after the casting and tallying of the votes submitted from January 14. 1999 to this date by the Company's shareholders resulting in the approval of the proposed ten-for one reverse split by a 99% of all the votes received, has unanimously voted to implement a ten-for-one reverse split of the Company's Common Stock. The reverse stock split will become effective as of the close of business on February 4, 1999. On February 5, 1999 for each pre-split ten (10) shares of the Company's Common Stock $0.001 par value the holder of record will receive one post-split share of the Company's Common stock $0.01 par value per post split share. The new stock certificates will have a new cusip number 244626 40 4.

     The new certificates will be issued in the normal course of business whenever the appropriate transfer is requested by the shareholders.

Fractional shares resulting from the reverse stock split will be settled in cash at the shares closing price of the shares traded at the close of business of the effective date February 4, 1999. The reverse split will decrease the number of shares outstanding, but not the value of shares held by the shareholders. Shareholders will maintain the same percentage of equity as before the split. The Company will make a news release through the news media, Business Wire, Wall Street Journal, etc., for the general public information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized.

                              Default Proof Credit Card System,Inc.
                              (Registrant)


Date: October __, 1999        By: /s/ VINCENT CUERVO
                                  Vncent Cuervo, President & CEO