Form 10QSB
period 1999-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1999-10-14
CIK 803260

FORM 10 QSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended March 31, 1999

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_______________to__________________

                          Commission File Number 017114
                                                 ------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter

                Florida                      59-2686523
                -------                      ----------
    (State or other jurisdiction     (I.R.S. Employer Identification
        of incorporation)                        Number)


               1545 Miller Road, Coral Gables, Florida 33146-2309
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (305) 666-1460
                                 --------------
               Registrant's telephone number, including area code

              ----------------------------------------------------
  (Former name,former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X    No  _

The number of shares outstanding of the registrant common stock is 1,219,351 (as of March 31, 1999).

Transitional Small Business Disclosure Format
Yes  X    No  _

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     INDEX

                                                                 Page
                                                                 ----
PART 1   FINANCIAL STATEMENTS

ITEM 1.

Balance Sheets (unaudited)As of March 31, 1999                      4

Statements of Operations (unaudited)
   For the Three months ended March 31, 1999                        5

Statements of Stockholders' Equity (Deficiency in
   Assets)(unaudited) For the Three months ended
   March 31, 1999                                                   6

Statements of Cash Flows (unaudited)
  For the Three months ended
  March 31, 1999                                                    7


ITEM 2.

Management's Discussion and Analysis or Plan of Operations          9


PART II   Other Information

Other Information                                                   10


Signatures                                                          10

                               Accountants' Report



We have compiled the accompanying balance sheet of Default Proof Credit Card System, Inc. as of March 31, 1999, and the related statements of income, retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Eduardo Garcia & Associates
June 28, 1999

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            March 31, 1999
                                                              (Unaudited)
                                                            --------------

               ASSETS
               ------

   Capitalized Patent Cost                                  $      3,945
                                                            ------------
Total Assets                                                       3,945
                                                            ============

  LIABILITIES AND DEFICIENCY IN ASSETS
  ------------------------------------

Current Liabilities
-------------------

   Accrued Expenses                                               26,516
   Due to Directors                                               60,062
                                                            ------------
Total Current Liabilities                                         86,578

Deficiency in Assets
--------------------

   Common Stock, $0.01 par value;
     2,500,000 authorized shares;
     1,219,351 shares issued and
     outstanding at March 31, 1999                                12,194

   Additional Paid-In Capital                                  3,970,660

   Deficit accumulated during
     the development stage                                    (4,065,487)
                                                            ------------
Total Deficiency in Assets                                       (82,633)
                                                            ------------

Total Liabilities and
Deficiency in Assets                                        $      3,945
                                                            ============

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                            THREE MONTHS
                                                               ENDED
                                                           March 31, 1999
                                                            (UNAUDITED)
                                                           --------------

OPERATING EXPENSES

  Depreciation and Amortization                            $         -
  Expired Public Offerring Cost                                      -
  General & Administrative                                      19,780
  Marketing                                                          -
  Officer Salary                                                     -
                                                           -------------
    Total Expenses                                              19,780
                                                           -------------

OTHER INCOME (EXPENSE)

  Cancellation of Debt                                               -
  Litigation Settlements                                             -
  Interest & Other Income                                            -
  Loss on Marketable Securities                                      -
  Loss on Sale of Equipment                                          -
                                                          -------------

Total other income(expense)                                          -
                                                          -------------
NET GAIN (LOSS)                                           $    (19,780)
                                                          -------------

NET GAIN (LOSS) PER COMMON SHARE                                (0.016)
                                                          -------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                    1,219,351
                                                          -------------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
MARCH 31, 1999
--------------------------------------------------------------------------------


                                                                                     Deficit
                                       Common Stock                                Accumulated
                                -------------------------           Additional     During the
                                # of shares           par            Paid-In       Development
                                  issued             value           Capital          Stage         Total
                                  ------             -----           -------          -----         -----

Balance - December 31, 1998     12,043,510      $   12,044         $3,459,560      $(4,045,707)   $(74,103)

February 5,1999 Reverse Stock
Split 10:1 New Balance           1,204,351          12,044          3,959,560       (4,045,707)    (74,103)
                               -----------      -----------        -----------     -------------  ----------

February 5,1999
for Professional
Services Rendered(X)                10,000             100              7,400                -       7,500

February 18,1999
for Professional
Services Rendered(X)                 5,000              50              3,700                -       3,750

Net Loss                                 -               -                  -          (19,780)    (19,780)
                              ------------       ----------        -----------     -------------  ----------

BALANCE-MARCH 31, 1999           1,219,351       $  12,194         $3,970,660      $(4,065,487)   $(82,633)
                              ------------       ----------        -----------     -------------  ----------


(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                            Three
                                                        Months Ended
                                                       March 31, 1999
                                                        (Unaudited)
                                                        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net (Loss)                                             $  (19,780)

Adjustments to Reconcile
 Net (Loss) to Net Cash
  Used in Operating Activities:
   Depreciation & Amortization                                  -

   Loss on Marketable Securities                                -

   Expired Public Offering Costs                                -

   Cancellation of Stockholder Note Receivable                  -

   Stock Issued in lieu of Cash
   for Professional Services                               11,250

   Stock Issued in lieu of Cash
   for Waived Salaries                                          -

   Loss on Sale of Equipment                                    -

   Increase in Other Assets                                     -

   Increase (Decrease) in Accrued Expenses                    200
                                                       -----------

   Total adjustments                                       11,450
                                                       -----------
   Net Cash Used By Operating Activities                   (8,330)
                                                       -----------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                          Three
                                                        Months Ended
                                                       March 31, 1999
                                                        (Unaudited)
                                                        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Purchases of Marketable Securities                              -

Purchases of Property & Equipment                               -

Patent License Expenditures                                     -

Proceeds from Sale of Equipment                                 -
                                                      ------------
      Net Cash Used By Financing Activities                     -
                                                      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Proceeds from Issuance of Stock
 -Private Offerings                                             -

Proceeds from Issuance of Stock
 -Public Offerings                                              -

Proceeds from Issuance of Stock
 -Exercise of Warrants                                          -

Proceeds from
 Capital Contributions                                          -

Advances (to) from shareholder                              8,330
                                                       -----------
      Net Cash Provided By Financing Activities             8,330
                                                       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         -

CASH-BEGINNING                                                  -
                                                       -----------
CASH-ENDING                                                     -
                                                       -----------

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

PART II   OTHER INFORMATION


Item 1. Legal Proceedings

       Not Applicable.


Item 2. Changes in Securities

       Not Applicable.

Item 3. Defaults upon Senior Securities

       Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable.

Item 5. Other Information

          Not Applicable.

Item 6. Exhibits and reports on Form 8-K
       (a)   Exhibits No. 1 ( 2-1-1999 8-k)
       (b)   Reports on Form 8-K - Reverse Stock Split 10 for 1

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                (Registrant)

DATE:     June 28, 1999         By: /s/ Vincent Cuervo
                                -------------------------------------
                                Vincent Cuervo, Chairman
                                Chief Executive Officer


DATE:     June 28, 1999       By: /s/ Pedro P.Llaguno
                              ---------------------------------------
                              Pedro P.Llaguno, Secretary