Form 10QSB
period 1999-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1999-10-14
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 1999

                                       OR


(  ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission File Number 0-17114
                         ------------------------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

    -----------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No  _

The number of shares outstanding of the registrant common stock is 1,224,351 (as of June 30, 1999).

Transitional Small Business Disclosure Format
Yes  X   No  _

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

                                                                    PAGE
                                                                    ----
PART 1 - FINANCIAL STATEMENTS

ITEM 1.

     Balance Sheets (unaudited) As of June 30, 1999                     4

     Statements of Operations (unaudited)
     For the Six months ended June 30, 1999                            5

     Statements of Stockholders' Equity
     (Deficiency in Assets)(unaudited)
     For the Six months ended June 30, 1999                            6

     Statements of Cash Flows (unaudited)
     For the Six months ended June 30, 1999                            7

     ITEM 2.

     Management's Discussion and Analysis or Plan of Operations        9

PART II - OTHER INFORMATION

     Other Information                                                 10

     Signatures                                                        10

                               ACCOUNTANTS' REPORT

We have compiled the accompanying balance sheet of Default Proof Credit Card System, Inc. as of June 30, 1999, and the related statements of income, retained earnings, and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


EDUARDO GARCIA & ASSOCIATES
September 3, 1999

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          June 30, 1999
                                                           (Unaudited)
                                                           -----------
                     ASSETS
                     ------

Capitalized Patent Cost                                  $      3,945
                                                         ------------
TOTAL ASSETS                                                    3,945
                                                         ============

          LIABILITIES AND DEFICIENCY IN ASSETS
          ------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued Expenses                                            26,816
   Due to Directors                                            66,595
                                                         ------------
TOTAL CURRENT LIABILITIES                                      93,411
                                                         ============
DEFICIENCY IN ASSETS
--------------------
Common Stock, $0.01 par value;
     2,500,000 authorized shares;
     1,224,351 shares issued and
     Outstanding at June 30, 1999                              12,244
   Additional Paid-In Capital                               3,973,710
   Deficit accumulated during
     the development stage                                 (4,075,420)
                                                         -------------
TOTAL DEFICIENCY IN ASSETS                                    (89,466)

TOTAL LIABILITIES AND
DEFICIENCY IN ASSETS                                     $      3,945
                                                         ============

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
--------------------------------------------------------------------------------
                                                       SIX MONTHS
                                                          ENDED
                                                     June 30, 1999
                                                      (UNAUDITED)
                                                      -----------

OPERATING EXPENSES
  Depreciation & Amortization                         $          -
  Expired Public Offering Cost                                   -
  General & Administrative                                  29,713
  Marketing                                                      -
  Officer Salary                                                 -
                                                      ------------
    Total Expenses                                          29,713
                                                      ------------

OTHER INCOME (EXPENSE)
  Cancellation of Debt                                           -
  Litigation Settlements                                         -
  Interest & Other Income                                        -
  Loss on Marketable Securities                                  -
  Loss on Sale of Equipment                                      -
                                                     -------------
Total other income (expense)                                     -
                                                     -------------
NET GAIN (LOSS)                                      $    (29,713)
                                                     -------------
NET GAIN (LOSS) PER
  COMMON SHARE                                             (0.024)
                                                     ------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                1,224,351
                                                     -------------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
JUNE 30, 1999
--------------------------------------------------------------------------------


                                                                                     Deficit
                                       Common Stock                                Accumulated
                                -------------------------           Additional     During the
                                # of shares           par            Paid-In       Development
                                  issued             value           Capital          Stage         Total
                                  ------             -----           -------          -----         -----

BALANCE -
DECEMBER 31, 1998                12,043,510         $12,044       $3,959,560    $(4,045,707)     $(74,103)

February 5, 1999
Stock Split 10:1
New Balance                       1,204,351          12,044        3,959,560     (4,045,707)      (74,103)
                                  =========          ======        =========     ==========       =======

February 5, 1999
 for Professional
 Services Rendered (X)               10,000             100            7,400              -         7,500

February 18, 1999
  for Professional
  Services Rendered (X)               5,000              50            3,700              -         3,750

Net Loss                                  -               -                -        (19,780)      (19,780)
                                 ----------        --------       ----------    -----------      --------
BALANCE -
MARCH 31, 1999                    1,219,351         $12,194       $3,970,660    $(4,065,487)     $(82,633)
                                 ==========        ========       ==========    ============     =========
April 15, 1999
  for Professional
  Services Rendered (X)               5,000              50            3,050                        3,100

Net Loss                                                                             (9,933)
                                 ----------        --------       ----------    -----------      ---------
BALANCE -
JUNE 30, 1999                     1,224,351         $12,244       $3,973,710    $(4,075,420)     $(79,533)
                                 ==========        ========       ==========    ===========      =========

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               Six
                                                           Months Ended
                                                           June 30, 1999
                                                            (Unaudited)
                                                            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                   $ (29,713)
Adjustments to Reconcile

   Net (Loss) to Net Cash
      Used in Operating Activities:

        Depreciation & Amortization                                  -

        Loss on Marketable Securities                                -

        Expired Public Offering Costs                                -

        Cancellation of Stockholder Note Receivable                  -

        Stock Issued in lieu of Cash
          for Professional Services                             14,350

        Stock Issued in lieu of Cash
          for Waived Salaries                                        -

        Loss on Sale of Equipment                                    -

        Increase in Other Assets                                     -

        Increase (Decrease) in Accrued Expenses                    500
                                                               -------
        Total adjustments                                       14,850
                                                               -------
    NET CASH USED BY OPERATING ACTIVITIES                      (14,863)
                                                               -------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                               Six
                                                           Months Ended
                                                           June 30, 1999
                                                            (Unaudited)
                                                            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Purchases of Marketable Securities                                  -

Purchases of Property & Equipment                                   -

Patent License Expenditures                                         -

Proceeds from Sale of Equipment                                     -
                                                        -------------
      NET CASH USED BY FINANCING ACTIVITIES                         -
                                                        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Proceeds from Issuance of Stock                                     -
 Private Offerings

Proceeds from Issuance of Stock                                     -
 Public Offerings

Proceeds from Issuance of Stock                                     -
 Exercise of Warrants

Proceeds from                                                       -
 Capital Contributions

Advances (to) from shareholder                                 14,863
                                                        -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   14,863

NET CHANGE IN CASH AND CASH EQUIVALENTS                             -
                                                         ------------
CASH-BEGINNING                                                      -
                                                         ------------
CASH-ENDING                                                         -
                                                         ------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Default Proof Credit Card System, Inc. (the Company) was incorporated on August 14, 1985 under the laws of the State of Florida. For the period from August 14, 1985 (inception) to December 31, 1985, the Company was promoting and marketing the Resource System ( a Registered Servicemark). In 1997, the Company signed letters of understanding to acquired, if issued, all the worldwide rights of the two patents pending filed by the inventor, Dr. Vincent Cuervo for two new patents, in 1998 the Company signed another letter of understanding for a third patent pending, ubuydebitcards.com. The patents pending, as well as the original Resource System, has generated interest and the Company is now engaged in discussions with several financial institutions for licensing or joint venture of this business processes. There is no assurance that the patents pending will received grants for the related patents.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patents pending) The Automated Teller Machine Debit/Credit Cards Dispensers. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue operations.

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

                                DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                               (Registrant)


DATE:    September 3, 1999     By: /S/ Vincent Cuervo
                               --------------------------------------
                               Vincent Cuervo, Chairman and
                               Chief Executive Officer

DATE:    September 3, 1999     BY: /s/ Pedro P. Llaguno
                               ---------------------------------------
                               Pedro Llaguno, Secretary