Form 10QSB
period 1999-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 1999-10-25
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended SEPTEMBER 30, 1999

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

Yes  X   No
    ---    ----
The number of shares outstanding of the registrant common stock is 1,229,351 (as of September 30, 1999).

Transitional Small Business Disclosure Format
Yes  X   No
    ---    ---

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                      September 30, 1999
                                                          (Unaudited)
                                                     ----------------------
                           ASSETS
                           ------
   Capitalized Patent Cost                                    $      1,161
                                                     ----------------------
TOTAL ASSETS                                                         1,161
                                                     ======================
            LIABILITIES AND DEFICIENCY IN ASSETS
            ------------------------------------

CURRENT LIABILITIES
   Accrued Expenses                                                 29,116
   Due to Directors                                                 78,003
                                                     ----------------------
TOTAL CURRENT LIABILITIES                                          107,119
                                                     ----------------------
DEFICIENCY IN ASSETS
--------------------
   Common Stock, $0.01 par value;
     2,500,000 authorized shares;
     1,229,351 shares issued and
     Outstanding at September 30, 1999                             12,294
   Additional Paid-In Capital                                   3,981,160
   Deficit accumulated during
     the development stage                                     (4,099,412)
                                                     ---------------------
TOTAL DEFICIENCY IN ASSETS                                       (105,958)
                                                     ----------------------
TOTAL LIABILITIES AND
DEFICIENCY IN ASSETS                                          $     1,161
                                                     ======================

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
----------------------------------------------------------------------------
                                                      ENDED
                                               September 30, 1999
                                                   (UNAUDITED)
                                              ----------------------
OPERATING EXPENSES
  Depreciation & Amortization                          $          -
  Expired Public Offering Cost                                    -
  General & Administrative                                   50,921
  Marketing                                                       -
  Officer Salary                                                  -
                                              ----------------------

    Total Expenses                                           50,921
                                              ----------------------
OTHER INCOME (EXPENSE)
  Cancellation of Debt                                            -
  Litigation Settlements                                          -
  Interest & Other Income                                         -
  Loss on Marketable Securities                                   -
  Loss on Sale of Equipment                                       -
                                              ----------------------
Total other income (expense)                                      -
                                              ----------------------
NET GAIN (LOSS)                                       $    (50,921)
                                              ----------------------
NET GAIN (LOSS) PER
  COMMON SHARE                                              (.0414)
                                              ----------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                 1,229,351
                                              ----------------------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDER'S EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
-------------------------------------------------------------------------------
SEPTEMBER 30, 1999



(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                    Deficit
                                                        Common Stock                              Accumulated
                                              -------------------------------    Additional       During the
                                                # of shares         par            Paid-In        Development
                                                  issued           value           Capital           Stage          Total
                                              ---------------- --------------   ---------------   -------------   ----------


BALANCE - DECEMBER 31, 1998                        12,043,510         $12,044       $3,959,560    $(4,045,707)    $(74,103)
                                              ---------------- --------------   ---------------   -------------   ----------
February 5, 1999 Stock Split 10:1
New Balance                                         1,204,351          12,044        3,959,560     (4,045,707)     (74,103)
                                              ================ ===============  ===============   =============   ==========

February 5, 1999

  for Professional Services Rendered (X)               10,000             100            7,400              -        7,500
February 18, 1999

  for Professional Services Rendered (X)                5,000              50            3,700              -        3,750

Net Loss                                                    -               -                -        (19,780)     (19,780)
                                              ---------------- ---------------  ---------------   -------------   ----------
BALANCE - MARCH 31, 1999                            1,219,351         $12,194       $3,970,660    $(4,065,487)    $(82,633)
                                              ================ ===============  ===============   =============   ==========
April 15, 1999
   for Professional Services Rendered                   5,000              50            3,050                       3,100
(X)
Net Loss                                                                                                (9,933)
                                              ---------------- ---------------  ---------------    -------------  ----------
BALANCE - JUNE 30, 1999                             1,224,351         $12,244       $3,973,710     $(4,075,420)   $(79,533)
                                              ================ ===============  ===============    =============  ==========
September 30, 1999
   for Professional Services Rendered

BALANCE - SEPTEMBER 30, 1999                            5,000              50            7,450         (23,992)       7,500
                                              ---------------- ---------------  ---------------    -------------  -----------
                                                    1,229,351         $12,294       $3,981,160     $(4,099,412)     $72,033
                                              ================ ===============  ===============    =============  ============


DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------
                                                               Nine
                                                           Months Ended
                                                          September 30,
                                                               1999
                                                           (Unaudited)
                                                         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net (Loss)                                                      $(50,921)

Adjustments to Reconcile
   Net (Loss) to Net Cash
      Used in Operating Activities:
        Depreciation & Amortization                                     -

        Loss on Marketable Securities                                   -

        Expired Public Offering Costs                                   -

        Cancellation of Stockholder Note Receivable                     -

        Stock Issued in lieu of Cash
          for Professional Services                                21,850

        Stock Issued in lieu of Cash
          for Waived Salaries                                           -

        Loss on Sale of Equipment                                       -

        Increase in Other Assets                                        -

        Increase (Decrease) in Accrued Expenses                     2,800
                                                         -----------------
        Total adjustments                                          24,650
                                                         -----------------
    NET CASH USED BY OPERATING ACTIVITIES                        (26,271)
                                                         -----------------

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------

                                                             Nine
                                                         Months Ended
                                                      September 30,1999
                                                          (Unaudited)
                                                    -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Purchases of Marketable Securities                                       -

Purchases of Property & Equipment                                        -

Patent License Expenditures                                              -

Proceeds from Sale of Equipment                                          -
                                                    -----------------------
      NET CASH USED BY FINANCING ACTIVITIES                              -
                                                    -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Proceeds from Issuance of Stock
 -Private Offerings                                                      -

Proceeds from Issuance of Stock
 -Public Offerings                                                       -

Proceeds from Issuance of Stock
 -Exercise of Warrants                                                   -

Proceeds from
 Capital Contributions                                                   -

Advances (to) from shareholder                                      26,271
                                                    -----------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     26,271
                                                    -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  -

CASH-BEGINNING                                                           -
                                                    -----------------------
CASH-ENDING                                                              -
                                                    =======================

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

                                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                     (Registrant)


DATE:    October 22, 1999            By: /s/ VINCENT CUERVO
                                     -----------------------------
                                     Vincent Cuervo, President and
                                     Chief Executive Officer


DATE:    October 22, 1999            By: /s/ PEDRO LLAGUNO
                                     ------------------------------
                                     Pedro Llaguno, Secretary