Form 10KSB
period 1999-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2000-03-30
CIK 803260

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF  1934[FEE  REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                   -------------------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
     For the transition period from ----------to ----------

                           COMMISSION FILE NO. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                     --------------------------------------
                 (Name of small business issuer in its charter)

            FLORIDA                                 59-2686523
          --------------                        --------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                  1545 MILLER ROAD, CORAL GABLES, FLORIDA 33146
              (Address of principal executive offices) (Zip Code)
      -------------------------------------------------------------------

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

                         COMMON STOCK, PAR VALUE $ 0.01
                                (Title of Class)

     Check  whether the issuer (1) has filed all reports  required to be file by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenue for its most recent fiscal year was: Nil The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 4, 2000, was: Common Stock. $0.01 par value: $2,858,290. The number of shares outstanding of the registrant's common stock $0.01 par value as of December 31, 1999 was: 1,270,351

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS.

         Default Proof Credit Card System, Inc. (the "Company"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development and marketing of proprietary methods and systems for issuing secured credits and debit cards that are a safer lending risk for the issuer. The Company first and second secured type card were marketed under the trademark Resource (the Resource System), and business processes which are related to prepaid value secured debit cards (patents pending) to be marketed as an Automated Teller Machine Debit Card Dispenser [patent pending]("ATMDCD"), and the UBUYDEBITCARDS.COM ["UBDC"] (patent pending)and UBUYCREDITCARDS.COM [patent pending] both a prepaid debit or credit cards that soon will be offered through the Company's web sites in the INTERNET.

         The Resource System is designed to enable owners of life insurance policies with cash surrender values to obtain a collateralized line of credit pursuant to the issuance by a participating bank or other financial institution of a credit or debit card, such as MasterCard or Visa. The ATM Debit Card Dispenser, patent pending, on the other hand, allows an applicant to made cash deposits or charges to any bank card at an Automated Teller Machines which will dispense to the applicant a debit card with a prepaid stored value amount equal to the cash deposited less a small service fee. The issued debit card will have equal functions as any other MasterCard, Visa, Optima, Discover, etc, now in the market.

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

           Vincent Cuervo, President and CEO of Default Proof Credit Card System, Inc., is the sole inventor of the Automated Teller Machine DEBIT CARDS DISPENSER patent pending (ATMDCD) and the ubuydebitcards.com and ubuycreditcards.com [patent pending] filed with the U.S. Patent and Trademark Office, Washington, D.C.

         The Automated Teller Machine Debit Card Dispensers [patent pending], there is no assurance that the related patents to these patent pending will be granted by the U.S. Patent and Trademark Office, relates to existent and future ones to be manufactured modified automated teller machine to become debit cards dispensers, and more, particularly to those that are computerized (ATM). This patent pending will provide a system for dispensing and controlling debit cards. These cards will require a minimum of paperwork, maintenance and financial disclosure from a card purchaser, and unlike typical online debit cards, the patent pending stored-value card will not require previous or formal banking relationship with the issuing bank. This system, and new technology, incorporated into existing Automated Teller Machines(ATMs), and installed in future manufactured ATMs, will permit consumers to purchase and design a desire prepaid debit cards from widely available ATMs using cash, or through charges to existing debit and or credit cards. These compatible elements, inexpensive to manufacture and maintain, are easily installed and adapted to the operational systems in use today.

         Existing Automated Teller Machines on the market today are accessed for cash advances by the insertion of a valid credit or debit card and entry of an assigned PIN number, against the credit line balance on such credit/debit card. Cash advances are approved or denied based on the current available credit line on a credit card, or the cash balance of a debit cardholder's bank account. Once operative, the patent pending system will not provide cash advances while processing the request for an interest free prepaid debit card. Very much the opposite. Applicants will have access to any one of the thousands of Automated Teller Machines (ATMs), (worldwide approx. over 400,000), and purchase a prepaid debit card making cash deposits or charges to other bank card in varying amounts ($300;$ 1,000; $ 3,000 and up). The amount deposited will be determined by the potential cardholder's means and needs and will determined the prepaid secured debit or ATM card's credit line.

         Even though there is not need for bank affiliation the debit cards still must be issued by a participating bank or financial institution in order to access regional, national and international electronic funds transfer networks. However, though it may still be issue by such an institution, they will be dispensed through modified or new Automated Teller Machines. There are approximated 50 Million, in the United States alone, who do not have a bank relationship.

         The Company will consider offering licenses to the manufacturers of both new and previously manufactured ATMs (Diebold; NCR; Siemens; Wang Global; Hitachi; Triton; Tidel Technologies, etc) in order to make hardware and software modifications necessary to incorporated new patented elements. As a result, the utility and functionality of ATMs will be expanded.

         When the combination of these elements is realized, an ATM machine will perform new functions. For the easy purchase of a debit card, the ATM will accept cash deposits or charges to another bank card. It will dispense a plastic debit card with the same functions of most online debit cards. It will allow a cardholder to receive cash from ATM or purchasing merchandise or services by entering a confidential personal PIN number at the point of sale. It will also facilitate car rentals, airline and hotel reservations, etc.

         The cash deposited may be scanned for counterfeit bills. The applicant will provide its postal zip number or mother's maiden name for security reasons. The purchaser will select and enter four confidential numbers for his or her personal and confidential PIN number. Besides cash the user can charge the whole amount to a credit, debit, bank or ATM card benefitting of the 25 days grace period for balance payment in those cards.

         Following these easy steps, a receipt will be provided showing the prepaid amount of the line-of-credit, less a service fee that will varied in accordance with the amount of the prepaid stored value debit card purchased, 3% or 4%. The issuing bank's customer service toll-free number will be provided, printed on the back of the card, along with other sundry information. The ATM will dispense the debit card with its 16 digits, the issuing bank's name and the issue date. Now the card will be ready for use. The cardholder will have the option to reload the card at any of the issuing bank's ATM machines. In case of reload, the service fee would be reapplied. There is no assurance of a related patent being granted.

     THE CARDHOLDER:

In order to obtain this debit card, a cardholder: Will not need to have his or her good, fair or bad credit checked. Will not suffer issuing delays or paperwork, immediate issue of an online debit card will follow completion of transactions requirement. Due to it's flexibility will design and determine the line-of-credit when applying for the card. The deposit amount would correspond to purchaser means and needs. Will not have to pay fees for late payments, over the limit usage, or interest charges.

         It can be purchased or reloaded 24 hours a day. ATMs are open 24 hours a day, with around the clock availability while most banks close by 2.00 p.m. Monday through Friday. Foreign currency capability may be added. Other valuable features are included in the patent pending.

         THE ISSUING BANKS:

         Would enjoy foreseeable limited and or minimal liability. Will not have to suffer charge offs, over the limit usage, or delinquencies. The financial institutions will enjoy earnings similar or higher profits that the ones now obtain collecting merchant discount fees and ATMs transactions fees. Will also benefit from the CASH FLOAT of deposits made from the debit card's purchases, as now happens when traveler's checks are purchased. Millions of dollars will become available for some time to the issuing bank as a line-of-credit on those cards purchased, before the cardholder uses them. Paperwork will be reduced as we; as time. There would be no need for Equifax or Credit Bureau reports. The bank issuing the debit card may not have to prepare and mail monthly statements if so desires. The Point Of Sale terminals will remain the same as the ones now in use. There will be no need to install new or different expensive terminals at the Point of Sale (POS). The same online terminals currently being in use will suffice. They will start servicing individuals in the Sub-Prime market. Due to a variety of reasons such as poor credit, bankruptcy, divorces, college students, etc., over 46 million people cannot have a bank card.

The technology of this patents pending will make it possible for banks and financial institutions to service this untapped , sub-prime market, and merchants will not be required to purchase new POS expensive terminals. This expanded functionality will represent future opportunities for branch banks. Not only will the ATM be convenient, more personalized and more enjoyable, but now it does more too. There is no assurance that the related patent will be granted.

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

         There are several major ATMs manufacturers, Diebold Inc; NCR Inc.; Siemens; Triton Systems Inc.; Tidel Technologies Inc., etc. The new patent pending system should be of interest to all of these manufacturers, as it would provide additional sources of revenue. Worldwide there are over 400,000 ATMs presently operating and of them a large percentage is considered not in top shape or without updated technology, which would require the installation of the new elements that would modify these machines into debit card dispensers. Once the new system makes the expected impact in the market, it is likely that new manufactured machines will include this system.

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

         ATM DEBIT CARDS DISPENSER (PATENT PENDING) POTENTIAL REVENUE

         Forecasting revenues for a brand new product is not easy. Based on information of the existence of over 40 million individuals who can't obtain credit, debit or ATM cards for a variety of different reasons (bad credit, divorcees, students, bankruptcies, etc.), this could be the first expected group to purchase stored value prepaid debit cards.

         Revenue will be from the Company own ATMs . This will include the 3% or 4% of the prepaid line of credit of the prepaid debit card issued as the processing fee, the normal fee a bank receives when a credit card is used to purchase merchandise or cash advances, the ATM's transaction fees and the earnings on the cash float the bank will have at its disposal, less the lease payment for the space where they are deployed.

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

         The Company's Patent Pending, once operative, does not provide cash advances while processing the solicitation of the interest free prepaid debit card, very much the opposite. Under the ATMDCD applicants will be able to use the approximated five thousands of Automated Teller Machine (ATM) in the worldwide market today, and make cash deposits that may vary ($100;$200;$300;$500;$ 1,000; $ 2,000; $ 3,000 and up) which will determine the amount of the ATMDCD of the prepaid secured debit card, and in accordance with his or her means and needs.

         The bank card will be issued by a participating bank or financial institution and dispensed through an Automated Teller Machine.

         UBUYDEBITCARDS.COM (patent pending)

         The present patent pending differs from present methods and ways of soliciting and purchasing. Through the use of cyberspace and Internet, subscribers will apply for a prepaid debit card with any select line of credit that can be used with more than one card to transfer funds and other incentives. The prepaid debit card will be issued by a participating bank or financial institution and in the future may be dispensed by an Automated Teller Machine(ATMDCD), or received directly at the participating issuing bank office, or by mail if so desired.

UBDC comes to solve the problem of obtaining a debit card in an efficient and economical way. There is no assurance that a related patent will be issued.

             PLANNED MARKETING OF THE COMPANY"S PREPAID DEBIT CARDS

         AUTOMATED TELLER MACHINES DEBIT CARDS DISPENSER(PATENT PENDING)
        -----------------------------------------------------------------

                     AND UBUYDEBITCARDS.COM (PATENT PENDING)

         The Company believes that prepaid debit cards can be effectively marketed to selected members of the general public that fall among the following categories:

         Individuals that have no credit or can only qualify for low lines of credit, or wish to establish their credit worthiness for the future. This individuals will be able to prepaid the stored value desired for a line of credit by purchasing the Company prepaid debit cards.

         Individuals who for whatever reason want to manage their funds, or the funds they may want to make available to others, within a predetermine budget or allowance. This will allow individuals with the need not to exceed their prepaid budget, to do so while still carrying a debit card.

         It will allow Companies that have employees in an allowance to issue prepaid cards, instead of travel advances. Parents may send their children to college with a controlled monthly budget. One important feature of the prepaid debit card is that its much more safer than cash while working, is just like cash. In today's environment, safety is a paramount issue.

         With the proliferation of Visa and MasterCard in just about every retail outlet, and the strong presence of ATMs and the Internet, the prepaid debit cards will function just like cash, while providing a safety element.

         Travelers wishing to prepaid their traveling expenses, in stead of just charging it. This prepaid debit card may be obtained in any currency desired and used just like cash in the visiting country. It will work just like travelers checks with the added convenience of a debit card and its safety Individuals not wanting to go through all the hassle of applying and maintaining a present offered debit card. There will be no application, no delays, no credit reports, no payments and no paperwork. But probably most important to some individuals, there will be no overspending.

         There are other multiple applications of the prepaid debit card that the Company is presently studying and identifying. It is clear to the Company that the total and complete penetration of bank cards such as MasterCard and/or Visa, coupled with the widespread distribution of this debit card create exciting new possibilities for the future cash less society. We see this product as an integral part of this phenomenon.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's executive offices consisting of approximately 750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146 and its telephone
(305) 666-1460, its Fax No. is (305) 665-3462. E-Mail dpccsystem@aol.com and the Web site addresses are: htt://members.aol.com/dpccsystem/ and ubuydebitcards.com/confidential. Furniture, office equipment and several computers. Has an understanding agreement with the inventor for the worldwide rights and ownership of the Patents Pending(3) related to two Automated Teller Machines Debit Cards Dispenser the UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM patents pending. Two Domain Name registrations for use in the Internet.

         THE PATENTS PENDING STATUS

         The Company's patents pending are pending the U.S. Patent and Trademark Office granting the related patents. Even though there is no assurance, on February 8, 2000 Dr. Vincent Cuervo, CEO of the Company and the Company's Patent Attorney visited at the U.S. Patent Office in Washington D.C. with the examiner and left with confidence that after that meeting it is expected to receive the Grant for the ATM DEBIT CARDS DISPENSER as early as April 2000, and that the ubuydebitcards.com is also expected to follow shortly.

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

          ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY   HOLDERS.

         No matters were submitted to a vote of the security holders during the three months ended December 31, 1999.

                                     PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
         ------------------------------------------------------------------

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

FISCAL 1999                                      HIGH             CLOSE

                           02/05/99             .010               .08
                           03/26/99             11/16              5/8
                           04/09/99             11/16              11/16
                           05/07/99             .70                9/16
                           06/04/99             3/8                3/8
                           07/02/99             1-1/8              .51
                           08/06/99             7/8                3/8
                           09/03/99             2-/8               2-1/4
                           10/01/99             1-/8               1-7/8
                           11/05/99             2.                 1.88
                           12/03/99             2-1/8              1-13/16
                           12/31/99             3.                 2-15/16

         On December 31, 1999 the Company had approximately 211 holders of record of the Company's common stock. A number of those record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

         DIVIDENDS

         The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The payment of dividends will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

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

         `The company would will consider to raise 25 million dollars to enter, through the acquisition or control of a small Florida bank, the off premise ATM business. It will require 3.5 to 5 million dollars for the purchase of 500 automated teller machines that can dispense Debit cards (at about 7 to 9,000 dollars each). The balance will be used for administrative, marketing, advertising and promotion expenses.

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

         The Company is now having substantive interviews, meetings and conversations, on February 29, 2000 the Company and First Southern Bank at 2000 Glades Rd., Suite 206, Boca Raton, Florida 33431 and the News Release was distributed through the financial news media, the first paragraph of it follows:

MIAMI, FL (Business Wire) February 29, 2000: DEFAULT PROOF CREDIT CARD SYSTEM, (OTC-BB: DPRS) (the "Company") announced it has entered into an agreement with Boca Raton, Florida based FIRST SOUTHERN BANK ("FSB"). FSB will be licensed to issue prepaid, debit cards purchased by users of the Company's dynamic new INTERNET Web-Site UBUYDEBITCARDS.COM(TM)(C) (patent pending) in the World Wide Web. FIRST SOUTHERN BANK will issue the prepaid debit cards' PIN required MASTERCARD(R). Pursuant to the agreement, as soon as possible, DEFAULT PROOF and First Southern Bank will launch UBUYDEBITCARDS.COM on the WORLD WIDE WEB.

         THE COMPANY

         The Company's operations commenced in 1986 with the licensing to it by the Company's President of the default proof method and system, all patents and other proprietary rights to the system and the right to use the registered trademark Resource.

                  Since inception, the Company has expended approximately $95,000 in developing computer software and acquiring computer hardware for the operation of the Resource System. The Company has expended in excess of $ 630,000 for advertising which has included newspaper and television advertising, video tapes, and brochures and applications which were distributed through the mail and to various stores and businesses.

         Patents fees applications, as well as Patent's attorneys legal fees, maintenance patent fees, are close to $130,000 of Company expenses. The Company expend well over $245,000 in developing the Resource System. The Company also expended over $ 1,000,000 in litigation with State Street Bank and Trust Company (State Street Bank), American Express litigation over the Company's RESOURCE trademark in 1991, Securities attorneys legal fees, and in other legal and C.P.A.'s fees. The State Street Bank litigation forced the Company to attempted to raise more capital in order to implement a new strategy that involved the purchase of its own bank. The litigation and lack of funds basically put the company in a defensive position with very little possibilities to raise funds for the system being used by a bank in an authorized fashion. Banks, which were very interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital failed. The litigation was settled in 1993 after almost five years, leaving the Company without economic resources.

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

      EMPLOYEES

         As of the date hereof, the Company has 3 employees serving also as officers, like the CEO, the Counsel and Company's Secretary and the valuable acquisition of David J. Koss first as a consultant and in June 1999 was appointed as President and C.F.O. Cuervo and Llaguno have received Stock Options Grants (see: Stock Options) for all work (without monetary compensation) done by them in the last several years. Those stock options to Cuervo were granted also, because of his loans, at no interest, to the Company, and other expenses paid by him on behalf of the Company. Also David
J. Koss was granted 25,000 Stock Options per year for a period of four years from the date of his appointment as President of the Company.

         ITEM 7. FINANCIAL STATEMENTS

                                       CONTENTS

                                                                   PAGE

         AUDITORS' REPORT...........................................F-2

         FINANCIAL STATEMENTS

                  BALANCE SHEET.....................................F-3

                  STATEMENTS OF OPERATIONS..........................F-4

                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY..... F-5-F-10

                  STATEMENTS OF CASH FLOW...........................F-11

         NOTES TO FINANCIAL STATEMENTS..............................F-12 - F-17

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING . AND FINANCIAL DISCLOSURE

         On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co.,P.A., 1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants to audit the Company's Consolidated Financial Statements for the year ended December 31, 1999. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses. EXHIBIT #2

                                                 PART III

          ITEM 9. DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE    WITH   SECTION   16(A)   OF   THE   EXCHANGE   ACT.
               ----------------------------------------------------------------

         The directors and executive officers of the Company are as follows:

        Name                               Age               Position
        ----                               ---               --------

Vincent Cuervo, C.E.O.                      71                Director

David J. Koss. President                    40

Ciro B. Sosa, Vice President                71                Director

Pedro P. Llaguno, Vice President            68               Director

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

     DAVID J. KOSS, a 17 year financial services professional and with a large experience in the banking industry. Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws. The Company lost the services of a long time friend, Officer and Director, David I. B. Williams who died.

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

         (iii) Being subject to any order, judgement or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business,securities or banking activities; and

         (iv) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

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

Name of Beneficial    Amount and Nature of          Percentage of
      Owner           Beneficial Ownership     Outstanding Shares Owned

VINCENT CUERVO
Miami, FL 33143                348,291                      29%

CIRO B. SOSA
Miami, FL 33145                 24,276                       2%

PEDRO P. LLAGUNO
Miami, FL 33145                 16,142                     1.4%

KATHY WILLIAMS
Mississuaga, Ontario            19,750                     1.6%

DAVID J. KOSS                   10,000                     0.9
Miami, Fl 33145

ERIC H. SPELLMAN                83,500                     6.2%
Larchmont, NY
Officers/directors,
promoters, as a group          501,960                    39.3%

         The Company is not aware of any arrangements which may result in a change of control of the Company.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATE TRANSACTIONS.

         Last November 1997 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the ATM Debit Card Dispenser patents pending filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the understanding agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 225,000. Stock Option of the Company's Common Stock

$.01 par value per share, at an exercising Option Price of $0.15 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending (ATMDCD) will be issued.

         On the Special Meeting, that took place on October 2, 1998, of the Company's Board of Directors was unanimously approved an agreement between Vincent Cuervo and the Company regarding the amount of money, the result of the numerous loans, at no interest, made by V. Cuervo to the Company, providing with this loans and or payments of the expenses, the continuity of its operations and existence. It was approved that Vincent Cuervo will have the choice of demanding the full payment in cash, or to be issued in his name one Common Stock $0.01 (post split) par value per share for each one dollar the Company owes Vincent Cuervo at the time he demands payment of the debt the Company owes him.

         On December 1998 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the UBUYDEBITCARDS.COM patent pending filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1998. Under the understanding agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 300,000. Stock Option of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending UBUYDEBITCARDS.COM will be issued.

         If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not grant the stock options to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Tredemark Office will grant the patents on any or all of the patents pending.

          SECURITIES  OUTSTANDING

         The Company is authorized to issue 2,500,000 shares of $0.01 par value common stock (the Shares). As of December 31, 1999 there are 1,270,351 currently outstanding shares, and 491,960 of the Company outstanding shares are restricted shares. The Company also has 38,000 Stock Options of the Company's Common Stock $0.01 par value at an exercise price ranging from $0.50 to $1.25 per share (an average exercise price of $0.75 per share), and another 140,000 Stock Options of the Company's Common Stock $0.01 par value to purchase shares until February 2, 2000, at an exercise price of $0.10 and $0.15 cents per share, and 125,000 Stock Options of the Company's Common Stock $0.01 to purchase shares exercisable for five year periods at a price of $0.14 or the last preceding day on which the Company's shares were trade as reported on the NASDAQ:OTC-BB on July 17, 1998. SEE STOCK OPTIONS.

          The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

         SOCK OPTIONS

         On August 2, 1993 the Company issued to its principal stockholder Dr. Vincent Cuervo and one of its officers, Pedro P.Llaguno, Esq., Stock Options to purchase stock of the Company's Common Stock $0.01 par value to purchase 7,000 Vincent Cuervo , and 2,000 Pedro P. llaguno yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price range varies from $0.50 to $1.25. The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro P. Llaguno, were not exercised on August 2, 1998, the expiration date and were canceled. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1998.

         On February 1995, the Company issued to its principal shareholder Vincent Cuervo and one of its officers P. P. Llaguno, Stock Options to purchase 20,000 Vincent Cuervo and 15,000 Pedro P. Llaguno, Esq.,of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price at $0.10 and $0.15 respectably. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1999.

         On July 17, 1998, the Company issued to its principal shareholder Vincent Cuervo and to one of its officer Pedro P. Llaguno, Stock options to purchase 20,000 Vincent Cuervo and 5,000 Pedro P. Llaguno, Esq., of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price is of $0.14. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 1999.

         On June 29, 1999 on a Special Meeting of the Company's Board Of Directors David J. Koss, newly appointed President and Chief Financial Officer, was granted 25,000 Stock Option Shares per year for four years of the Company's Common Shares $0.01 par value per share at an exercise price of $0.38 per shares. David J. Koss will receive the Option Shares each year or to such time he shall cease providing services to the Company for whatever reason, including the year in which his services to the Company are terminated. The Option Shares shall be deemed restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

         The above stock options to purchase the Company's Common Stock, were issued to the Company's President/Principal Stockholder for his daily work and services. Vincent Cuervo received minimal compensation during 1993 fi, and no compensation since 1994 first quarter, at which time Dr. Cuervo also waived his salary and bonuses up to that date. Since March 1994 he has made no bearing interest loans to the Company for the payment of its administrative expenses. The officer, P.P. Llaguno has rendered his legal services, and many other services beyond his obligations at no charge. David J. Koss have not received salary or refund of personal expenses since mid 1998.

         The above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options through the year of termination will be available. The options are deemed restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1934 as amended.

         All the above Stock Option shares are Company's Common Stock $0.01 par value per share and adjusted to the reverse split of 10 Common Stock $0.001 per 1 Common stock $0.01 under the reverse ten for one split dated February 5, 1999 stipulations.

         SECURITIES TRANSFER AGENT

         The Transfer Agent for the Company's Securities is Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

         RECENT SALES OF UNREGISTERED SECURITIES.

         On February 5, 1999 the Company issued 10,000 shares of the Company's Common Stock $0.01 par value per share to Maria T. C. Schafer web master in payment for her previous and present services. The shares price at the close was $0.80 per share. Also on September 30, 1999 there were issued to Mrs, Schafer 5,000. Shares of the Company's Common Stock $0.01 per share. At market close the price per share was $1.50 per share.

         On February 5,1999 the Company issued 40,000 shares of the Company's Common Stock $0.01 par value per share to Eric H. Spellman in payment for several years of services to the Company. The shares price at the close was $0.80 per share.

         On February 11, 1999 and April 15, 1999 the Company issued 10,000 shares of the Company's Common Stock $0.01 par value per share in payment of his services. The price of the share at the market close on February 11, 1999 was $0.80.

         On October 21, 1999 one thousand (1,000) shares of the Company's Common Stock $0.01 par value per share, were issued to David Hunt in payment of services . The price per share at the close of the market was $1.81 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM  8-K

EXHIBIT #1

         On February 1, 1999 the Registrant approved a Reverse Stock Split of the Corporation's Common Stock Shares.

The Board of Directors of Default Proof Credit Card System, Inc. (OTC-
BB:DPRS) on an Extraordinary Meeting held today February 1, 1999, after the casting and tallying of the votes submitted from January 14. 1999 to this date by the Company's shareholders resulting in the approval of the proposed ten-for one reverse split by a 99% of all the votes received, has unanimously voted to implement a ten-for-one reverse split of the Company's Common Stock. The reverse stock split will become effective as of the close of business on February 4, 1999. On February 5, 1999 for each pre-split ten (10) shares of the Company's Common Stock $0.001 par value the holder of record will receive one post-split share of the Company's Common stock $0.01 par value per post split share. The new stock certificates will have a new cusip number 244626 40 4.

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

EXHIBIT #2

REGISTRANT'S CHANGING OF CERTIFIED PUBLIC ACCOUNTANT'S FIRM.

The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on this Extraordinary Meeting held today February 12, 2000 approves this unanimously resolution terminating the services of Infante, Lagos and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc. for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses.

On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite 209, Coral Spring, Florida 33071. The new certified public accounts firm will be responsible for the audit of the balance sheet and financials of Default Proof Credit Card System, Inc., for the year ending on December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The new engaged certified public accountants, while promising the same quality services, offered reasonable and accessible cost to the Company.

   EXHIBITS:

   3.1*     Certificate of Incorporation of Registrant

   3.2*     By-Laws of Registrant

   4.1**    Form of Certificate evidencing Common Stock, $.001 par value

   4.2**    Form of  Redeemable Common Stock Purchase Warrant (1988
            Public Offering )

   4.3** Form of Warrant Agreement between Registrant, the Underwriter (Normandy Securities, Inc.) and Continental Stock Transfer and Trust Company. (1988 Public Offering)

   4.6****  Form  of  Option  Agreement for 60,000 option shares for Marina S.
            Klein.

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

         EXHIBIT #2 REPORT ON FORM 8-K
         Change of Auditor CPA

         ITEM 13(B) EXHIBITS

         The Exhibits described above are incorporated by reference here:

         * Incorporated by reference to the Company's Annual Report on Form 10-K,file No.33-9185A for the fiscal year ended December 31, 1987.

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

                                    Default Proof Credit Card System, Inc.
                                   (Registrant)


Date: February 1, 1999                 By: /S/ VINCENT CUERVO
                                          ---------------
                                          Vincent Cuervo, President & CEO

EXHIBIT #2.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 8 - K

                                 CURRENT REPORT

               PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported):

                                February 12, 2000

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

ITEM 5.  REGISTRANT'S CHANGING OF CERTIFIED PUBLIC ACCOUNTANT'S FIRM.
         ------------------------------------------------------------

The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on this Extraordinary Meeting held today February 12, 2000 approves this unanimously resolution terminating the services of Infante, Lagos and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc. for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses.

On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite 209, Coral Spring, Florida 33071. The new certified public accounts firm will be responsible for the audit of the balance sheet and financials of Default Proof Credit Card System, Inc., for the year ending on December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The new engaged certified public accountants, while promising the same quality services, offered reasonable and accessible cost to the Company.

                                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized.

                              DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                              --------------------------------------
                                                        (Registrant)

Date: FEBRUARY 11, 2000                By: /S/ VINCENT CUERVO
      -----------------                   ---------------
                                           Vincent Cuervo
                                           President & CEO

CERTIFICATION BY CORPORATE SECRETARY

I hereby certify that the following is a true and correct copy of a resolution duly and regularly passed by the Directors of DEFAULT PROOF CREDIT CARD SYSTEM, INC., at a extraordinary meeting of the Board of Directors held on the 11th., day February, 2000 at the Corporate offices situated at 2050 Coral Way, Suite # 404, City of Miami, County of Miami-Dade, Florida, 33145 and that as such meeting a quorum of Directors was present and voting; and I further certify that said Resolution is still in force and effect and has not been revoked, modified nor changed in any manner.

         RESOLVED:

The Board of Directors of Default Proof Credit Card System, Inc. (OTCBB:DPRS) on this Extraordinary Meeting held today February 11, 2000, approves this unanimously resolution terminating the services of Infante, Lago and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit

Card System, Inc.,for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses.

On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite #209, Coral Springs, Florida 33071. The new certified public accountants firm will be responsible for the audit of the balance sheet of Default Proof Credit Card System, Inc., as of December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The new engaged certified public accountants, while promising the same quality service, offered a more reasonable and accessible cost to the Company.

Dated at the City of Miami, Florida this 12th., February, 2000

                                               /S/  PEDRO P. LLAGUNO, ESQ.
                                               ----------------------------
                                               Pedro P.  Llaguno, Secretary

                                    Appendix "A"

                                C O N T E N T S


                                                                   Page
                                                                   ----

AUDITORS' REPORT...............................................     F-2

FINANCIAL STATEMENTS

         BALANCE SHEET........................................      F-3

         STATEMENTS OF OPERATIONS.............................      F-4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY.........      F-5 - F-10

         STATEMENTS OF CASH FLOWS.............................      F-11

NOTES TO FINANCIAL STATEMENTS.................................      F-12 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

     We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Default Proof Credit Card Systems, Inc. (a development stage company), were audited by other auditors whose report, dated March 17, 1998, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubts about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida
February 29, 2000

                                        /s/ Baum & Company, P.A.
                                        ------------------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet

                               December 31, 1999



         ASSETS

Deferred Patent Costs, Net                                  $    1,161
                                                            ==========


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                  ----------------------------------------

CURRENT LIABILITIES
         Accrued Expenses                                  $    28,515
         Due to Directors                                       90,367
                                                           -----------
                  Total Current Liabilities                    118,882
                                                           -----------

Stockholders' Deficiency

         Common Stock, $0.01 Par Value, 2,500,000
            Shares Authorized, 1,270,351 Issued and
            Outstanding                                         12,704
         Additional Paid-In Capital                          3,982,385
         Deficit Accumulated During Developmental Stage     (4,112,810)
                  Total Stockholders' Deficiency              (117,721)
                                                           -----------
                                                           $     1,161
                                                           ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-3

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                            Statements of Operations



                                                              Cumulative From
                                                              August 14, 1985         For the Years Ended
                                                                (Inception)                December 31,
                                                                  Through     -----------------------------------
                                                           December 31, 1999      1999                   1998
                                                                              -------------         -------------

EXPENSES

         General & Administrative .........................   $  3,080,525    $     64,319           $      71,231
         Officer Salary ...................................        986,556            --                      --
         Marketing ........................................        393,358            --                      --
         Depreciation & Amortization ......................         98,707            --                      --
         Expired Public Offering Costs ....................        179,211            --                      --
                                                              -------------   -------------          --------------
         Total Expenses ...................................      4,738,357          64,319                  71,231
                                                              -------------   -------------          --------------

OTHER INCOME (EXPENSE)
         Litigation Settlements (Note 7) ..................        (90,000)           --                      --
         Interest & Other Income ..........................        423,220            --                      --
         Loss on Marketable Securities ....................        (96,529)           --                      --
         Loss on Sale of Equipment ........................        (34,144)           --                      --
                                                              -------------   -------------          --------------
         Total Other Income (Expense) .....................        202,547            --                      --
                                                              -------------   -------------          --------------

Net Loss before Income Taxes and Extraordinary Item .......     (4,535,810)        (64,319)                (71,231)
Income tax benefit ........................................         25,436            --                      --
                                                                ----------    ------------           -------------
Net Loss before Extraordinary Item ........................     (4,510,374)           --                   (71,231)

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200) ................        257,800            --                      --
Benefit from utilization of net operating loss carry forward       139,764            --                      --
                                                              ------------    ------------           -------------
NET (LOSS) INCOME .........................................   $ (4,112,810)   $    (64,319)          $     (71,231)
                                                              ============    ============           =============

Basic Loss per Common Share
         Loss before extraordinary income .................   $      (0.55)   $      (0.01)          $       (0.01)
         Extraordinary item (net, plus Tax Benefits) ......   $      (0.05)   $         --           $         --
                                                              -------------   -------------          --------------
Net (Loss) Earnings per Common Share ......................   $      (0.50)   $      (0.01)          $       (0.01)
                                                              ============    ============           =============

Diluted Loss per Common Share
         Loss before extraordinary income .................   $      (0.46)   $      (0.01)          $       (0.01)
         Extraordinary item (net, plus Tax Benefits) ......   $      (0.04)   $         --           $         --
                                                              -------------   -------------          --------------
Net (Loss) Earnings per Common Share ......................   $      (0.42)   $      (0.01)          $       (0.01)
                                                              ============    ============           =============
Weighted Average Number of  Common
    Shares Outstanding ....................................      8,287,754      11,982,962               11,982,962



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                 Statement of Stockholders' Equity (Deficiency)

                                                                                                   Deficit
                                                            Common  Stock                        Accumulated
                                                      --------------------------    Additional    During the
                                                      # of Shares                     Paid-In    Development
                                                        Issued           Amount       Capital       Stage             Total
                                                        ------           ------       -------       -----             -----
To a Director, for Cash & Other Property
(A, B, C) ........................................     2,518,000          2,518        11,705           --            4,223

To Directors & Officers for non-Cash
Considerations Received (A, B, D) ................       582,750            583        16,900           --           17,483
To Others for non-Cash Considerations
Received (A, B, D) ...............................        49,250             49         1,428           --            1,477
                                                       ---------       --------     ---------     --------        ---------
BALANCE - DECEMBER 31, 1985                            3,150,000          3,150        30,033           --           33,183

Private Placement Offering, Net of
Issuance Costs of $16,453 (A, E) .................       312,500            312       108,235           --          108,547

Patent License Costs (M) .........................          --             --        (125,000)          --         (125,000)
Dec. 31/86--Net Loss .............................          --             --            --        (44,461)         (44,461)
     -- --                                             ---------      ---------     ---------     --------         --------
BALANCE - DECEMBER 31, 1986 ......................     3,462,500          3,462        13,268      (44,461)         (27,731)

May 7/87-- to a Director/Officer for Property
(A, B, C) ........................................       500,000            500         (500)           --              --

May 12/87-- to a Director/Officer for Cash
(A, F) ...........................................       100,000            100        39,900           --           40,000

Reversal of Accrued License Costs (M) ............          --             --          25,000           --           25,000

Capital Contribution by Principal Stockholder ....          --             --          78,076           --           78,076

Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010          1,132     1,336,318           --        1,337,450

Dec. 31/87--Net Loss .............................          --             --            --         (176,052)      (176,052)
                                                      ---------       --------     ---------     -----------      ---------
BALANCE - DECEMBER 31, 1987 ......................     5,193,510          5,194     1,492,062       (220,513)     1,276,743

Apr. 7/88-- to Directors/Officers for Property
(A, G) ...........................................       800,000            800          --             --              800

May 1/88-- to Others for non-Cash Considerations
Received (A, H) ..................................        95,750             96           (96)          --              --

May 19/88-- Proceeds from Public Offering, net of
Public Offering Costs of $487,287 ................     2,300,000          2,300     1,810,413           --        1,812,713
Patent License Costs (M) .........................          --             --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ............       128,300            128       160,247           --          160,375
Dec. 31/88--Net Loss .............................          --             --            --         (405,875)      (405,875)
                                                      ----------      ---------    ----------    ------------    ----------
BALANCE - DECEMBER 31, 1988 ......................     8,517,560          8,518     3,362,626       (626,388)     2,744,756

Warrants Converted at $2.00 per Share ............         3,000              3         5,997           --            6,000

Issuance of Stock by Principal Stockholder .......          --             --         110,000           --          110,000

Dec. 31/89--Net Loss .............................          --             --            --      (1,129,559)     (1,129,559)
                                                      ----------      ---------    ----------    -----------    ------------
BALANCE - DECEMBER 31, 1989 ......................     8,520,560    $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           Statement of Stockholders' Equity (Deficiency) (Continued)



                                                                                                   Deficit
                                                            Common  Stock                        Accumulated
                                                      --------------------------    Additional    During the
                                                      # of Shares                     Paid-In    Development
                                                        Issued           Amount       Capital       Stage             Total
                                                        ------           ------       -------       -----             -----


BALANCE - DECEMBER 31, 1989 .....................     8,520,560    $     8,521   $ 3,478,623    ($1,755,947)      $ 1,731,197

Dec. 31/90--Net Loss.............................            --             --            --     (1,175,201)       (1,175,201)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560          8,521     3,478,623     (2,931,148)          555,996

Jul. 10/91--to Various Parties for Professional
Services Rendered (A, I) ........................       125,000            125         7,375             --             7,500

Oct. 3/91-- To Directors & Officers for non-Cash
Considerations Received (A, J) ..................        85,000             85         5,015             --             5,100

Dec. 31/91--Net Loss.............................            --             --            --       (430,800)         (430,800)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560          8,731     3,491,013     (3,361,948)          137,796

Aug. 12/92-- to an Individual for Professional
Services Rendered (A, K) ........................        50,000             50         2,950             --             3,000

Dec. 31/92--Net Loss.............................            --             --            --       (173,144)         (173,144)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560          8,781     3,493,963     (3,535,092)          (32,348)

Feb. 12/93-- to a Related Entity in Consideration
for Deferral of Loan Repayment (A, L) ...........        46,850             47         2,753             --             2,800

Dec. 31/93--Net Loss.............................            --             --            --       (450,366)         (450,366)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410          8,828     3,496,716     (3,985,458)         (479,914)

Feb. 22/94-- to Various Parties for Professional
Services Rendered (A, N) ........................        75,000             75         7,425             --             7,500

Jul. 25/94--to an Individual for Professional
Services Rendered (A, O) ........................        30,000             30         5,970             --             6,000

Jul. 25/94-- to Various Parties for Secretarial
Services Rendered (A, P) ........................        10,000             10         1,990             --             2,000

Dec. 31/94--Net Loss.............................            --             --            --       (198,366)         (198,366)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410          8,943     3,512,101     (4,183,824)         (662,780)

Jul. 25/95--to an Individual for Professional
Services Rendered (A, Q) ........................       125,000            125        18,625             --            18,750

Dec. 31/95--Net Loss.............................            --             --            --       (103,635)         (103,635)
                                                      ---------    -----------   -----------    ------------      -----------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410    $     9,068   $ 3,530,726    ($4,287,459)      ($  747,665)



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                                                                   Deficit
                                                            Common  Stock                        Accumulated
                                                      --------------------------    Additional    During the
                                                      # of Shares                     Paid-In    Development
                                                        Issued           Amount       Capital       Stage             Total
                                                        ------           ------       -------       -----             -----


BALANCE - DECEMBER 31, 1995 ........................      9,067,410    $     9,068    $ 3,530,726    ($ 4,287,459)   ($ 747,665)
                                                        -----------    -----------    -----------    ------------    ----------
Jul. 12/96--to an Individual for Professional
Services Rendered (A, R) ...........................         25,000             25          3,725              --         3,750
Jul. 12/96--to an Individual for Professional
Services Rendered (A, K) ...........................         60,000             60          8,940              --         9,000
Aug. 28/96--to an Individual for Professional
Services Rendered (A, S) ...........................         30,000             30          4,470              --         4,500
Aug. 28/96--to an Individual for Professional
Services Rendered (A, T) ...........................         50,000             50          7,450              --         7,500
Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver up to
12/31/96 (A, U) ....................................      2,000,000          2,000        298,000              --       300,000
Dec. 31/96--Net Loss ...............................             --             --             --         (39,711)      (39,711)
                                                        -----------    -----------    -----------    ------------    ----------
BALANCE - DECEMBER 31, 1996 ........................     11,232,410         11,233      3,853,311      (4,327,170)     (462,626)

Feb. 26/97--to Director/Officer for Professional
Services Rendered (A, V) ...........................         50,000             50          8,950              --         9,000
Feb. 26/97-- to an Individual for Professional
Services Rendered (A, W) ...........................         15,000             15          2,685              --         2,700
Nov. 5/97-- to an Individual for Professional
Services Rendered (A, P) ...........................         20,000             20          2,980              --         3,000
Nov. 5/97--to a Financial Public Relations Company
for  Professional Services Rendered (A, X) .........        226,100            226         24,634              --        24,860
Nov. 5/97-- to a Consulting Company for Professional
Services Rendered (A, Y) ...........................        100,000            100         10,900              --        11,000
Dec. 31/97--Net Gain                                             --             --             --         349,910       349,910
                                                        -----------    -----------    -----------    ------------    ----------
BALANCE - DECEMBER 31, 1997 ........................     11,643,510         11,644      3,903,460      (3,977,260)      (62,156)



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                                                                   Deficit
                                                            Common  Stock                        Accumulated
                                                      --------------------------    Additional    During the
                                                      # of Shares                     Paid-In    Development
                                                        Issued           Amount       Capital       Stage             Total
                                                        ------           ------       -------       -----             -----

BALANCE - DECEMBER 31, 1997 ......................     11,643,510          11,644      3,903,460   (3,977,260)      (62,156)

Jan. 22/98--to a Financial Public Relations Co. ..
for Professional Services Rendered (X) ...........        200,000             200         21,800           --        22,000

Apr. 13/98--for Professional Services Rendered (X)        100,000             100         14,900           --        15,000
Jun. 4/98--for Professional Services Rendered (Y)          50,000              50          8,950           --         9,000
Aug. 4/98--for Professional Services Rendered (R)          50,000              50          7,950           --         8,000

Dec. 31/98--Net Loss .............................             --              --             --      (71,231)      (71,231)
                                                      -----------    ------------    -----------   -----------    ----------
BALANCE - DECEMBER 31, 1998 ......................     12,043,510    $     12,044   $  3,959,560  ($4,048,491)   ($  76,887)

Feb. 1/99--10 to 1 Reverse Stock Split ...........    (10,839,159)             --             --           --            --
Various/99--for Professional Services Rendered ...         66,000             660         22,825           --        23,485
Dec. 31/99--Net Loss .............................             --              --             --      (64,319)      (64,319)
                                                      -----------    ------------    -----------   -----------    ----------
BALANCE - DECEMBER 31, 1999 ......................      1,270,351    $     12,704   $  3,982,385   ($ 4,112,810) ($ 117,721)
                                                      ===========    ============   ============   ============  ==========


     See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           Statement of Stockholders' Equity (Deficiency) (Continued)



(A) The shares are subject to restrictions on transfers imposed by Rule 144 of the Securities Act of 1993, as amended.

(B) In addition to the shares of common stock issued, the same number of warrants were issued entitling the shareholder to purchase one share of common stock at $1.50 per share until April 12, 1990 (extended to August 2, 1991). On May 4, 1990 the Company, pursuant to a Resolution adopted by its Board of Directors at a special meeting of its Board of Directors, terminated and canceled the warrants.

(C) Other property consisted of an exclusive license to a patent and a service mark recorded at par value ($.001) of the shares of common stock issued. At the time of issuance of the shares, the fair market value of the property exchanged was not determinable.

(D) Non-cash consideration received consisted of professional services rendered in connection with the organization and development of the Company. The shares of stock issued for non-cash services were recorded at the fair market value of the services rendered.

(E) The Company sold 312,500 shares of $.001 par value common stock at $.40 per share in a private placement offering during August 1986.

(F) In addition to the shares of common stock issued, the shareholder received three hundred thousand warrants, each entitling him to purchase one share of common stock at $1.50 per share until April 12, 1990 (extended to August 2, 1991). On May 4, 1990 the Company, pursuant to a Resolution adopted by its Board of Directors at a Special Meeting of its Board of Directors, terminated and canceled the warrants.

(G) Property consists of an exclusive license Patent No. 4,718,009, a Registered Trademark "Resource", and a Continuation-In-Part of a patent application called "Debit Card". The Canadian patent for Default Proof Credit Card System was granted and the Company was advised that fees for issuance of such patent were due before December 12, 1990. The Company paid such fees on October 30, 1990. The shares of common stock were recorded at fair market value ($1.00 per share). Additional paid-in capital was reduced by $799,200 to adjust for the excess of the fair market value of the shares issued over the contributors' cost of the license agreement.

(H) Non-cash consideration received consisted of services rendered in connection with the Company's 1987 self-underwriting public offering. The shares of common stock were recorded at fair market value at the date of issuance, net of discounts for restricted stock (approximately $1.00 per share). A corresponding charge was made to additional paid-in capital to reflect the public offering costs.

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

(K) Non-cash consideration received consisted of professional services rendered for software consulting. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of issuance.

                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           Statement of Stockholders' Equity (Deficiency) (Continued)


(L) Non-cash consideration received consisted of a deferral on a loan repayment to an entity controlled by the Company's principal stockholder. The shares of stock issued for non-cash consideration were recorded at the fair market value of the shares at the date of issuance.

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

(P)  Non-cash   consideration  received  consisted  of  secretarial  and  typing services. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

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

(U) Non-cash consideration received consisted of waiver of accrued salaries up to 12/31/96. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

(V) Non-cash consideration received consisted of advertising and marketing services supplied at no charge since 1995. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

(W) Non-cash consideration received consisted of security legal advice since May 1995. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

(X) Non-cash consideration received consisted of services related to communications relating to investor relations. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of service.

                  See Accompanying Notes to Financial Statements
                                      F-10

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



(Y) Non-cash consideration received consisted of consulting services related to the preparation of 10K filing. The shares of stock issued for non-cash consideration were recorded at the fair market value of the shares at the date of issuance.


                            Statements of Cash Flows

                                                          Cumulative from           Years ended
                                                           Aug. 14, 1985           to December 31
                                                            Dec. 31, 1999        1999          1998
                                                          --------------       -------      -------
OPERATING ACTIVITIES
--------------------

Net (Loss) Gain .........................................   $(4,048,991)   $   (64,319)   $   (71,231)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
         Depreciation & Amortization ....................       100,535          2,784          2,784
         Loss on Marketable Securities ..................       130,741           --             --
         Expired Public Offering Costs ..................       110,000           --             --
         Cancellation of Stockholder Note Receivable ....        55,490           --             --
         Stock Issued in lieu of Cash for Prof. Services        190,460           --           56,500
         Stock Issued in lieu of Cash for Waived Salaries       294,000           --             --
         Loss on Sale of Equipment ......................        34,144           --             --
         Decrease (Increase) in Other Assets ............       (25,480)          --             --
         Increase (Decrease) in Accrued Expenses ........        38,781           --           11,947
                                                            -----------    -----------    ------------
         Net Cash Used in Operating Activities ..........    (3,120,320)          --             --
                                                            -----------    -----------    ------------

INVESTING ACTIVITIES
--------------------
Purchases of Marketable Securities ......................      (130,741)          --             --
Purchases of Property & Equipment .......................      (136,980)          --             --
Patent License Expenditures .............................      (201,864)          --             --
Proceeds from Sale of Equipment .........................        22,994           --             --
                                                            -----------    -----------    ------------

         Net Cash Used in Investing Activities ..........      (446,591)          --             --

FINANCING ACTIVITIES
--------------------
Proceeds from Issuance of Stock-Private Offerings .......       108,547           --             --
Proceeds from Issuance of Stock-Public Offerings ........     3,150,163           --             --
Proceeds from Issuance of Stock-Exercise of Warrants ....       240,358           --             --
Capital Contributions ...................................        78,076           --             --
Net Receipts/Advances to Stockholder ....................       (10,233)          --             --
                                                            -----------    -----------    ------------
         Net Cash Provided by Financing Activities ......     3,566,911           --             --
                                                            -----------    -----------    ------------
         NET INCREASE (DECREASE) IN CASH ................          --             --             --
         CASH - BEGINNING ...............................          --             --             --
                                                            -----------    -----------    ------------
         CASH - ENDING ..................................   $      --      $      --      $      --
                                                            ===========    ===========    ============


                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                               December 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Business Activity

     Default Proof Credit Card System, Inc. (the "Company") was incorporated on August 14, 1985 under the laws of the State of Florida. The Company is engaged in the development and marketing of a patented financial business system for extending lines of credit on a collateralized basis to consumers. The Company's offices are located in Coral Gables, Florida. The Company is in the development stage and its operation to date have largely consisted of the research and development of its product.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings (Loss) Per Common Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 1998 since the effect would have been anti-dilutive to the Company's net loss per common share.

     Patent Costs

     Costs incurred in connection with obtaining the license agreement of a patent have been capitalized and are being amortized using the straight-line method over 17 years from the date of issuance of the patents.

     Income Taxes

     The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition Notes to Financial Statements (Continued) December 31, 1999

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had operating losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

     New Accounting Pronouncements

     Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities", provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's management does not expect this SOP to have a material impact on the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements.

NOTE 2. GOING CONCERN CONSIDERATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 1999.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   Notes to Financial Statements (Continued)
                               December 31, 1999


NOTE 3. DUE FROM STOCKHOLDER

     Due from stockholder consisted of various non-interest bearing and due upon demand advances.

NOTE 4. LICENSE AGREEMENT

     The Company's president and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. Two new patents are now in process.

NOTE 5. EMPLOYMENT AGREEMENT

     On September 1, 1988, the president/principal stockholder entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. The agreement terminates upon the stockholder's seventieth birthday, or his death or disability, whichever occurs first. The agreement also provides that in the event of a termination for other than cause, death or disability, he shall receive severance pay in the amount equal to his salary, payable during the remainder of his employment term.

NOTE 6. STOCK OPTIONS

     1988 STOCK OPTION PLAN

     In August 1988, the Company adopted the 1988 Stock Option Plan. Under this plan, stock options to purchase 600,000 shares of common stock may be granted to employees, officers and other persons providing services to the Company, a parent or a subsidiary of the Company.

     The 1988 Stock Option Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Stock Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's common stock at the date the option is granted (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   Notes to Financial Statements (Continued)
                               December 31, 1999

NOTE 6. STOCK OPTIONS (Continued)

     1988 STOCK OPTION PLAN (Continued)

     $100,000 in option price per year. Options may be granted within ten (10) years from the adoption of the 1988 Stock Option Plan. Each option granted under the 1988 Stock Option Plan must be exercised within ten (10) years from the date of grant.

     No options were granted under the 1988 Stock Option Plan.

     OTHER STOCK OPTIONS

     During 1998, five-year non-plan options to purchase 695,000 shares of common stock at prices ranging between $0.14 and $1.50 per share were granted to the President and Vice President of the Company. These options were fully vested at the date of grant.

     During 1997 five-year non-plan options to purchase 445,000 shares of common stock, at prices ranging between $0.15 and $1.25 per share were granted to the President and Vice President of the Company. These options were fully vested at the date of grant.

     At December 31, 1998 and 1997 total non-plan options outstanding were 2,125,000 and 1,525,000, respectively. At December 31, 1998 and 1997
     2,125,000 and 1,525,000, respectively, of the non-plan options were fully vested.

     As of December 31, 1998 and 1997 the Company has agreed to grant its President other five-year non-plan options of 3,000,000 and 2,250,000, respectively, contingent upon the issuance of certain patents. These options will have exercise prices of $0.10 and $0.15, respectively.

     STOCK BASED COMPENSATION

     As required by Statement of Financial Accounting Standards ("SFAS") 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998; risk-free rate of return of 5.0%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of 1.41 and expected lives ranging from 1 to 5 years.

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   Notes to Financial Statements (Continued)
                               December 31, 1999

NOTE 6. STOCK OPTIONS (Continued)

     STOCK BASED COMPENSATION (Continued)

     expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

     Under the accounting provisions of SFAS No. 123, the Company's pro-forma net loss and loss per share would have been:

                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999            1998
                                                 ---------     ---------
         Net (loss) income
              As reported                        $( 64,319)    $  (71,231)
              Pro-forma                          $(104,197)    $ (115,978)
         Net (loss) income per common share
              As reported                        $   (0.01)    $    (0.01)
              Pro-forma                          $   (0.01)    $    (0.01)

     A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1999 and 1998, and changes during the years then ended is presented below:


                                              Year Ended December 31,
                                    -----------------------------------------
                                           1999                  1998
                                    -------------------  --------------------
                                                Weighted            Weighted
                                                Average             Average
                                                Exercise            Exercise
                                     Shares     Price     Shares*   Price
                                    -------    --------  --------  ---------

Outstanding at beginning of year    212,500    $   0.33  152,500    $   0.33
Granted ........................     10,000    $   0.33   69,500    $   0.33
Exercised ......................         --          --       --          --
Forfeited ......................     (9,500)   $  (0.25)  (9,500)   $  (0.25)
                                    -------    --------  -------    --------
Outstanding at end of year .....    213,000    $   0.33  212,500    $   0.33
                                    =======              =======
Options exercisable at year-end     213,000    $   0.33  212,500    $   0.33
                                    =======              =======

* The 1998 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   Notes to Financial Statements (Continued)
                               December 31, 1999

NOTE 6. STOCK OPTIONS (Continued)

     STOCK BASED COMPENSATION (Continued)

     Weighted-average fair value of options granted during the year:

                                                     Year Ended December 31,
                                                  --------------------------
                                                      1999            1998
                                                  ------------    ----------
                        Below market                $   -          $   -
                        At market                   $ 0.38         $   -
                        Above market                $ 0.33         $ 0.33


                        Options Outstanding and Exercisable
                        -----------------------------------

                                       Weighted
                     Number            Average          Weighted
   Range of          Outstanding       Remaining        Average
   Exercise          at                Contractual      Exercise
   Prices            12/31/99          Life             Price
   ------            --------          ----             -----

$0.38                    10,000        3.00 years       $   2.9
$0.01  - $0.05          174,500        2.76 years       $   2.76
$0.075 - $0.125          28,500        2.59 years       $   2.59


NOTE 7. COMMON STOCK SPLIT

     On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split.

NOTE 8. INCOME TAXES

     At December 31, 1999, the Company had a net operating loss carry forward of approximately $4 million, that expires through 2013.

     The Company has a deferred tax asset of approximately $1,500,000 as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.