Form 10QSB
period 2000-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2000-05-15
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUATERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended MARCH 31, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM,INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                59-2686523
         -------                                ----------
 (State or other jurisdiction            (I.R.S. Employer Identification
     of incorporation)                            Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA         33146-230
----------------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

                                 (305) 666-1460
                                 --------------
               Registrant's telephone number, including area code

------------------------------------------------------------------------------
(Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,277,351 (as of March 31, 2000).

Transitional Small Business Disclosure Format
Yes  X   No  _
     -

                                 C O N T E N T S

                                                               PAGE
                                                               ----

ACCOUNTANT'S REPORT                                               2

FINANCIAL STATEMENTS

         BALANCE SHEET                                            3

         STATEMENTS OF OPERATIONS                                 4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY        5 - 12

         STATEMENTS OF CASH FLOWS                                13

NOTES TO FINANCIAL STATEMENTS                               14 - 20

                             Susan M. Garcia, P.A.
                         Certified Public Accountants
                     901 Ponce de Leon Boulevard, Suite 606
                          Coral Gables, Florida 33134
             Telephone: (305) 446-7313 - Facsimile: (305) 446-7815

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

I have reviewed the accompanying balance sheet of Default Proof Credit Card System, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the three-month then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying 1999 financial statements of Default Proof Credit Card System, Inc. (a development stage company) were compiled by me in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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



/s/  Susan M. Garcia, P.A.
--------------------------
Coral Gables, Florida
May 9, 2000


Member: American Institute of Certified Public Accountants - Florida Institute of Certified Public Accountants

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET


               ASSETS                                                        MARCH 31,
                                                                           2000     1999
                                                                           ----     ----

Office Equipment                                                    $     9,071

Deferred Patent Costs, Net                                                1,161   $     3,945
                                                                    -----------   -----------
               TOTAL ASSETS                                         $    10,232   $     3,945
                                                                    ===========   ===========
               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------

CURRENT LIABILITIES
      Accrued Expenses                                              $    29,265   $    26,516
      Due to Director                                                   108,009        60,062
                                                                    -----------   -----------
               TOTAL CURRENT LIABILITIES                            $   137,274   $    86,578
                                                                    -----------   -----------

Stockholders' Deficiency
      Common Stock, $0.01 Par Value, 2,500,000
      Shares Authorized, 1,277,351 Issued and Outstanding           $    12,774   $    12,194
      Additional Paid-In Capital                                      4,008,565     3,970,660
      Deficit Accumulated During Developmental Stage                 (4,148,381)   (4,065,487)
                                                                    ------------  -----------
      TOTAL DEFICIENCY IN ASSETS                                       (127,042)      (82.633)
                                                                    ------------  -----------

               TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY         $    10,232   $     3,945
                                                                    ===========   ===========


                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED
                                                     MARCH  31,      MARCH 31,
                                                       2000            1999
                                                     ----------      ---------

EXPENSES
    General & Administrative                         $   35,571      $  19,780
    Depreciation & Amortization
     Total Expenses                                      35,571         19,780
                                                     ----------      ---------
NET LOSS                                             $  (35,571)     $  19,780
                                                     ==========      =========

Basic Loss per Common Share
    Loss before extraordinary income                 $    (0.01)     $  (0.016)
                                                     ----------      ---------

Net Loss per Common Share                            $    (0.01)     $  (0.016)
                                                     ==========      =========

Diluted Loss per Common Share
    Loss before extraordinary income                 $    (0.01)     $  (0.016)
                                                     ----------      ---------

Net (Loss) Earnings per Common Share                 $    (0.01)     $  (0.016)
                                                     ==========      =========

Weighted Average Number of  Common
    Shares Outstanding                             $ 11,982,962    $ 1,219,351
                                                   ============    ===========





                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                      DEFICIT
                                                             COMMON STOCK                           ACCUMULATED
                                                      -------------------------     ADDITIONAL      DURING THE
                                                      # OF SHARES                    PAID-IN        DEVELOPMENT
                                                         ISSUED          AMOUNT      CAPITAL           STAGE          TOTAL
                                                         ------          ------      -------           -----          -----

To a Director, for Cash & Other Property
   (A, B, C) .....................................     2,518,000          2,518         11,705           --            4,223

To Directors & Officers for non-Cash
   Considerations Received (A, B, D) .............       582,750            583         16,900           --           17,483

To Others for non-Cash Considerations
   Received (A, B, D) ............................        49,250             49          1,428           --            1,477
                                                     -----------    -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 ......................     3,150,000          3,150         30,033           --           33,183

Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ..............       312,500            312        108,235           --          108,547

Patent License Costs (M) .........................          --               --       (125,000)          --         (125,000)

Dec. 31/86--Net Loss .............................          --               --             --       (44,461)        (44,461)
                                                     -----------    -----------    -----------    ------------   -----------
BALANCE - DECEMBER 31, 1986 ......................     3,462,500          3,462         13,268       (44,461)        (27,731)

May 7/87-- to a Director/Officer for Property
   (A, B, C) .....................................       500,000            500           (500)          --             --

May 12/87-- to a Director/Officer for Cash
   (A, F) ........................................       100,000            100         39,900           --           40,000

Reversal of Accrued License Costs (M) ............          --             --           25,000           --           25,000

Capital Contribution by Principal Stockholder ....          --             --           78,076           --           78,076

Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010          1,132      1,336,318           --        1,337,450

Dec. 31/87--Net Loss .............................          --             --             --         (176,052)      (176,052)
                                                     -----------    -----------    -----------     -----------   -----------
BALANCE - DECEMBER 31, 1987 ......................     5,193,510          5,194      1,492,062       (220,513)     1,276,743

Apr. 7/88-- to Directors/Officers for Property
   (A, G) ........................................       800,000            800           --             --              800

May 1/88-- to Others for non-Cash Considerations
   Received (A, H) ...............................        95,750             96            (96)          --             --

May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 .............     2,300,000          2,300      1,810,413           --        1,812,713

Patent License Costs (M) .........................          --             --         (100,000)          --         (100,000)

Warrants Converted at $1.25 per Share ............       128,300            128        160,247           --          160,375

Dec. 31/88--Net Loss .............................          --             --             --         (405,875)      (405,875)
                                                     -----------    -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 ......................     8,517,560          8,518      3,362,626       (626,388)     2,744,756

Warrants Converted at $2.00 per Share ............         3,000              3          5,997           --            6,000

Issuance of Stock by Principal Stockholder .......          --             --          110,000           --          110,000

Dec. 31/89--Net Loss .............................          --             --             --       (1,129,559)    (1,129,559)
                                                     -----------    -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ......................     8,520,560    $     8,521    $ 3,478,623    ($1,755,947)   $ 1,731,197


                            See Accountant's Report
                                       6

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                    DEFICIT
                                                             COMMON STOCK                         ACCUMULATED
                                                      -------------------------   ADDITIONAL      DURING THE
                                                      # OF SHARES                  PAID-IN        DEVELOPMENT
                                                         ISSUED          AMOUNT    CAPITAL           STAGE          TOTAL
                                                         ------          ------    -------           -----          -----

BALANCE - DECEMBER 31, 1989 .....................     8,520,560    $     8,521   $ 3,478,623   ($1,755,947)   $ 1,731,197

Dec. 31/90--Net Loss ............................          --             --            --      (1,175,201)    (1,175,201)
                                                      ---------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560          8,521     3,478,623    (2,931,148)       555,996

Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000            125         7,375            --          7,500

Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000             85         5,015            --          5,100

Dec. 31/91--Net Loss                                         --             --            --      (430,800)      (430,800)
                                                      ---------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560          8,731     3,491,013    (3,361,948)       137,796

Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000             50         2,950            --          3,000

Dec. 31/92--Net Loss                                         --             --            --      (173,144)      (173,144)
                                                      ---------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560          8,781     3,493,963    (3,535,092)       (32,348)

Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850             47         2,753            --          2,800

Dec. 31/93--Net Loss ............................            --             --            --      (450,366)      (450,366)
                                                      ---------    -----------    ----------   -----------    -----------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410          8,828     3,496,716    (3,985,458)      (479,914)

Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000             75         7,425            --          7,500

Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000             30         5,970            --          6,000

Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000             10         1,990            --          2,000

Dec. 31/94--Net Loss                                         --             --            --      (198,366)      (198,366)
                                                    -----------    -----------    ----------    -----------   -----------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410          8,943     3,512,101    (4,183,824)      (662,780)

Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000            125        18,625            --         18,750

Dec. 31/95--Net Loss                                         --             --            --      (103,635)      (103,635)
                                                    -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410    $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)


                            See Accountant's Report.
                                       7

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                 DEFICIT
                                                          COMMON STOCK                         ACCUMULATED
                                                      -----------------------   ADDITIONAL      DURING THE
                                                      # OF SHARES               PAID-IN        DEVELOPMENT
                                                         ISSUED       AMOUNT    CAPITAL           STAGE              TOTAL
                                                         ------       ------    -------           -----              -----



BALANCE - DECEMBER 31, 1995                            9,067,410    $ 9,068   $ 3,530,726     ($ 4,287,459)        ($ 747,665)
                                                     -----------    -------   -----------     -------------        -----------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R)                              25,000         25         3,725                               3,750

Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K)                              60,000         60         8,940                               9,000

Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S)                              30,000         30         4,470                               4,500

Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T)                              50,000         50         7,450                               7,500

Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U)                                    2,000,000      2,000       298,000                             300,000

Dec. 31/96--Net Loss                                                                               (39,711)           (39,711)
                                                     -----------  ---------    ----------      -----------        -----------
BALANCE - DECEMBER 31, 1996                           11,232,410     11,233     3,853,311       (4,327,170)          (462,626)

Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V)                              50,000         50         8,950                               9,000

Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W)                              15,000         15         2,685                               2,700

Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P)                              20,000         20         2,980                               3,000

Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X)           226,100        226        24,634                              24,860

Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y)                             100,000        100        10,900                              11,000

Dec. 31/97--Net Gain                                          --         --            --          349,910            349,910
                                                     -----------  ---------    ----------      -----------        -----------

BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460       (3,977,260)           (62,156)

                            See Accountant's Report.
                                       8

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                 DEFICIT
                                                          COMMON STOCK                         ACCUMULATED
                                                      -----------------------   ADDITIONAL      DURING THE
                                                      # OF SHARES               PAID-IN        DEVELOPMENT
                                                         ISSUED       AMOUNT    CAPITAL           STAGE              TOTAL
                                                         ------       ------    -------           -----              -----



BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460        (3,977,260)       (62,156)

Jan. 22/98--to a Financial Public Relations Co.
    for Professional Services Rendered (X)               200,000        200        21,800                           22,000

Apr. 13/98--for Professional Services Rendered (X)       100,000        100        14,900                           15,000

Jun. 4/98--for Professional Services Rendered (Y)         50,000         50         8,950                            9,000

Aug. 4/98--for Professional Services Rendered (R)         50,000         50         7,950                            8,000

Dec. 31/98--Net Loss                                                                                (71,231)       (71,231)
                                                     -----------   --------    ----------     -------------      ---------

BALANCE - DECEMBER 31, 1998                           12,043,510   $ 12,044    $3,959,560      ($ 4,048,491)     ($ 76,887)

Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)

Various/99--for Professional Services Rendered            66,000        660        22,825                           23,485

Dec. 31/99--Net Loss                                                                                (64,319)       (64,319)
                                                     -----------   --------    ----------     -------------      ---------
BALANCE - DECEMBER 31, 1999                           $1,270,351   $ 12,704    $3,982,385       ($4,112,810)     ($117,721)

Feb. 28/00--for Professional Services Rendered             7,000         70        26,180                           26,250

Mar. 31/00--Net Loss                                                                                (35,571)       (35,571)
                                                     -----------   --------    ----------     -------------       ---------
BALANCE - MARCH 31, 2000                               1,277,351     12,774     4,008,565        (4,148,381)       (127,042)
                                                     ===========   =========   ==========     =============       =========


                            See Accountant's Report.
                                       9

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


                            See Accountant's Report.

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

                            See Accountant's Report.

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












                            See Accountant's Report.
                                       12

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                                           FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,         MARCH 31,
                                                                               2000               1999
                                                                               -----              ----

OPERATING ACTIVITIES
Net Loss                                                                 $  (35,571)             $ (19,780)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Stock Issued in lieu of Cash for Prof. Services                          26,250                 11,250
    Increase (Decrease) in Accrued Expenses                                     750                    200
                                                                       -------------             ---------

    NET CASH USED IN OPERATING ACTIVITIES                                    (8,571)                (8,330)
                                                                        ------------             ---------

INVESTING ACTIVITIES
Purchases of Property & Equipment                                            (9,071)
                                                                        -----------

      NET CASH USED IN INVESTING ACTIVITIES                                  (9,071)
                                                                        -----------

FINANCING ACTIVITIES
Capital Contributions
Net Receipts/Advances to Stockholder                                          17,642                 8,330
                                                                        ------------             ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                             17,642                 8,330
                                                                        ------------             ---------
NET INCREASE (DECREASE) IN CASH                                                   --                    --

CASH - BEGINNING                                                                  --                    --

CASH - ENDING                                                                     --                    --
                                                                        ============             =========



                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

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

     INCOME TAXES

     The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                         NOTES TO FINANCIAL STATEMENTS
                           (CONTINUED) March 31, 2000

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

NOTE 2. GOING CONCERN CONSIDERATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2000.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2000

NOTE 3. DUE TO DIRECTOR

     Due to director consisted of various non-interest bearing and due upon demand advances to a stockholder.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2000

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2000

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

     Under the accounting provisions of SFAS No. 123, the Company's pro-forma net loss and loss per share would have been:

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           2000            1999
                                                                           ----            ----
  Net (loss) income
       As reported                                                      $  ( 35,571)    $ (19,780)
       Pro-forma                                                        $   (35,571)    $ (19,780)
  Net (loss) income per common share
       As reported                                                      $     (0.01)    $  (0.016)
       Pro-forma                                                        $     (0.01)    $  (0.016)

     A summary of the status of the Company's fixed stock option plan and non-plan options as of March 31, 2000 and 1999, and changes during the years then ended is presented below:


                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                       2000                               1999
                                                              ---------------------                ----------------
                                                                           Weighted                           Weighted
                                                                            Average                            Average
                                                                           Exercise                           Exercise
                                                                 SHARES      PRICE                 SHARES*      PRICE
               Outstanding at beginning of year                 303,000     $  0.33               212,500     $  0.33
               Granted                                          100,000     $  0.33
               Exercised                                             --          --                   --           --
               Forfeited                                                                           (9,500)    $ (0.25)
                                                               --------     -------              --------     -------
               Outstanding at end of year                       303,000     $  0.33               303,000     $  0.33
                                                               ========                          ========
               Options exercisable at year-end                  303,000     $  0.33               303,000     $  0.33
                                                               ========                          ========


     * The 1998 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2000


NOTE 6. STOCK OPTIONS (CONTINUED)

     STOCK BASED COMPENSATION (CONTINUED)

     Weighted-average fair value of options granted during the year:

                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                      2000        1999
                                                      ----        ----
               Below market                         $  --       $  --
               At market                            $0.38       $  --
               Above market                         $0.33       $0.33


                                               OPTIONS OUTSTANDING AND EXERCISABLE
                                               -----------------------------------

                                                                         Weighted
                                                Number                    Average                 Weighted
                   Range of                   Outstanding                Remaining                 Average
                  Exercise                       at                     Contractual               Exercise
                   PRICES                      3/31/00                     LIFE                    PRICE
               -----------------            -------------             --------------              --------
               $0.38                          100,000                   3.00 years                $  2.9
               $0.01 - $0.05                  174,500                   2.76 years                $  2.76
               $0.075 - $0.125                 28,500                   2.59 years                $  2.59


NOTE 7. COMMON STOCK SPLIT

     On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split.


NOTE 8. INCOME TAXES

     At March 31, 2000, the Company had a net operating loss carry forward of approximately $4 million, that expires through 2013.

     The Company has a deferred tax asset of approximately $1,500,000 as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2000


NOTE 9. SUBSEQUENT EVENTS

     On April 24, 2000, The U.S. Patent and Trademark Office sent notice of allowance that the Patent pending, The Company's ATM prepaid debit cards and allowed all of its eight claims.

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

                                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                   --------------------------------------
                                   (Registrant)




DATE:    May 11, 2000                 By:  /s/ Vincent Cuervo
                                      ----------------------------------------
                                      Vincent Cuervo, Chairman and
                                      Chief Executive Officer



DATE:    May 11, 2000                 By: /s/ Pedro Llaguno
                                      ----------------------------------------
                                      Pedro Llaguno, Secretary