Form 10QSB
period 2000-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2000-07-24
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

      For the Quarterly Period Ended JUNE 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------
                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                 59-2686523
   ---------------------                   ---------------------
 (State or other jurisdiction             (I.R.S. Employer Identification
     of incorporation)                               Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA         33146-2309
---------------------------------------    --------------------
(Address of principal executive offices)       (Zip Code)

                                 (305) 666-1460
                                 --------------
               Registrant's telephone number, including area code

-------------------------------------------------------------------------------
(Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,281,851 (as of June 30, 2000).

Transitional Small Business Disclosure Format
Yes  X   No  _
     -

                                 C O N T E N T S

                                                                PAGE
                                                                ----

FINANCIAL STATEMENTS

         BALANCE SHEET                                           3

         STATEMENTS OF OPERATIONS                                4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY            5 - 11

         STATEMENTS OF CASH FLOWS                                12

NOTES TO FINANCIAL STATEMENTS                                    13 - 20

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                  BALANCE SHEET
                                  June 30, 2000

      ASSETS

Office Equipment                                                    $    9,416
Deferred Patent Costs, Net                                               1,161
                                                                    ----------
          TOTAL ASSETS                                              $   10,577
                                                                    ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------

CURRENT LIABILITIES
   Accrued Expenses                                                 $   28,816
   Due to Director                                                     116,882
                                                                    ----------
          TOTAL CURRENT LIABILITIES                                 $  145,698
                                                                    ----------

Stockholders' Deficiency
   Common Stock, $0.01 Par Value, 2,500,000
   Shares Authorized, 1,281,851 Issued and Outstanding              $   12,819
   Additional Paid-In Capital                                        4,018,490
   Deficit Accumulated During Developmental Stage                   (4,166,430)
                                                                    ----------
      TOTAL DEFICIENCY IN ASSETS                                      (135,121)
                                                                    ----------

            TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY            $   10,577
                                                                    ==========
                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS



                                                     FOR THE THREE MONTHS ENDED
                                                            JUNE  30, 2000
                                                     --------------------------

EXPENSES
    General & Administrative                               $        53,620
    Depreciation & Amortization                                          -
                                                           ---------------
      Total Expenses                                                53,620
                                                           ---------------

NET LOSS                                                   $       (53,620)
                                                           ===============
Basic Loss per Common Share
    Loss before extraordinary income                       $        (0.01)
                                                           --------------

Net Loss per Common Share                                  $        (0.01)
                                                           ===============

Diluted Loss per Common Share
    Loss before extraordinary income                       $        (0.01)
                                                           --------------

Net (Loss) Earnings per Common Share                       $        (0.01)
                                                           ==============

Weighted Average Number of  Common
    Shares Outstanding                                          1,198,296
                                                           ==============

                        See Accountant's Report.


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                    DEFICIT
                                                           COMMON STOCK                           ACCUMULATED
                                                     -------------------------    ADDITIONAL       DURING THE
                                                      # OF SHARES                  PAID-IN        DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL         STAGE           TOTAL
                                                         ------        ------       -------         -----           -----


To a Director, for Cash & Other Property
   (A, B, C) .....................................     2,518,000         2,518        11,705              -          4,223
To Directors & Officers for non-Cash
   Considerations Received (A, B, D) .............       582,750           583        16,900              -         17,483
To Others for non-Cash Considerations
   Received (A, B, D) ............................        49,250            49         1,428              -          1,477
                                                     -----------    ----------     ---------      ---------     ----------
BALANCE - DECEMBER 31, 1985 ......................     3,150,000         3,150        30,033              -         33,183
Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ..............       312,500           312       108,235              -        108,547
Patent License Costs (M) .........................             -             -      (125,000)             -       (125,000)
Dec. 31/86--Net Loss .............................             -             -             -        (44,461)       (44,461)
                                                     -----------    ----------     ---------      ---------     ----------
BALANCE - DECEMBER 31, 1986 ......................     3,462,500         3,462        13,268        (44,461)       (27,731)
May 7/87-- to a Director/Officer for Property
   (A, B, C) .....................................       500,000           500          (500)             -              -
May 12/87-- to a Director/Officer for Cash
   (A, F) ........................................       100,000           100        39,900              -         40,000
Reversal of Accrued License Costs (M) ............             -             -        25,000              -         25,000
Capital Contribution by Principal Stockholder ....             -             -        78,076              -         78,076
Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010         1,132     1,336,318              -      1,337,450
Dec. 31/87--Net Loss .............................             -             -             -       (176,052)      (176,052)
                                                     -----------    ----------     ---------      ---------     ----------
BALANCE - DECEMBER 31, 1987 ......................     5,193,510         5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88-- to Directors/Officers for Property
   (A, G) ........................................       800,000           800             -              -            800
May 1/88-- to Others for non-Cash Considerations
   Received (A, H) ...............................        95,750            96           (96)             -              -
May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 .............     2,300,000         2,300     1,810,413              -      1,812,713
Patent License Costs (M) .........................             -             -      (100,000)             -       (100,000)
Warrants Converted at $1.25 per Share ............       128,300           128       160,247              -        160,375
Dec. 31/88--Net Loss .............................             -             -             -       (405,875)      (405,875)
                                                     -----------    ----------     ---------      ---------     ----------
BALANCE - DECEMBER 31, 1988 ......................     8,517,560         8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ............         3,000             3         5,997              -          6,000
Issuance of Stock by Principal Stockholder .......             -             -       110,000              -        110,000
Dec. 31/89--Net Loss .............................             -             -             -     (1,129,559)    (1,129,559)
                                                     -----------    ----------     ---------      ---------     ----------
BALANCE - DECEMBER 31, 1989 ......................     8,520,560   $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197



                        See Accountant's Report.
                                      -5-



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                    DEFICIT
                                                           COMMON STOCK                           ACCUMULATED
                                                     -------------------------    ADDITIONAL       DURING THE
                                                      # OF SHARES                  PAID-IN        DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL         STAGE           TOTAL
                                                         ------        ------       -------         -----           -----



BALANCE - DECEMBER 31, 1989 .....................     8,520,560   $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197

Dec. 31/90--Net Loss ............................          --            --            --       (1,175,201)    (1,175,201)
                                                      ---------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560         8,521     3,478,623     (2,931,148)       555,996
Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000           125         7,375           --            7,500
Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000            85         5,015           --            5,100
Dec. 31/91--Net Loss                                       --            --            --         (430,800)      (430,800)
                                                      ---------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560         8,731     3,491,013     (3,361,948)       137,796
Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000            50         2,950           --            3,000
Dec. 31/92--Net Loss ............................          --            --            --         (173,144)      (173,144)
                                                      ---------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560         8,781     3,493,963     (3,535,092)       (32,348)
Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850            47         2,753           --            2,800
Dec. 31/93--Net Loss                                       --            --            --         (450,366)      (450,366)
                                                      ---------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410         8,828     3,496,716     (3,985,458)      (479,914)
Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000            75         7,425           --            7,500
Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000            30         5,970           --            6,000
Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000            10         1,990           --            2,000
Dec. 31/94--Net Loss ............................          --            --            --         (198,366)      (198,366)
                                                      ---------   -----------`  -----------    -----------    -----------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410         8,943     3,512,101     (4,183,824)      (662,780)
Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000           125        18,625           --           18,750
Dec. 31/95--Net Loss
                                                           --            --            --         (103,635)      (103,635)
                                                      ---------   -----------`  -----------    -----------    -----------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410   $     9,068   $ 3,530,726    ($4,287,459)   ($  747,665)



                        See Accountant's Report.
                                      -6-


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                    DEFICIT
                                                           COMMON STOCK                           ACCUMULATED
                                                     -------------------------    ADDITIONAL       DURING THE
                                                      # OF SHARES                  PAID-IN        DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL         STAGE           TOTAL
                                                         ------        ------       -------         -----           -----

BALANCE - DECEMBER 31, 1995 ........................     9,067,410   $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)
                                                       -----------   -----------   -----------   -----------    -----------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R) .......................        25,000            25         3,725          --            3,750
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K) .......................        60,000            60         8,940          --            9,000
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S) .......................        30,000            30         4,470          --            4,500
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T) .......................        50,000            50         7,450          --            7,500
Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U) ................................     2,000,000         2,000       298,000          --          300,000
Dec. 31/96--Net Loss ...............................          --            --            --         (39,711)       (39,711)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 ........................    11,232,410        11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V) .......................        50,000            50         8,950          --            9,000
Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W) .......................        15,000            15         2,685          --            2,700
Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P) .......................        20,000            20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X) .....       226,100           226        24,634          --           24,860
Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y) .......................       100,000           100        10,900          --           11,000
Dec. 31/97--Net Gain ...............................          --            --            --         349,910        349,910
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 ........................    11,643,510        11,644     3,903,460    (3,977,260)       (62,156)



                        See Accountant's Report.
                                      -7-


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                    DEFICIT
                                                           COMMON STOCK                           ACCUMULATED
                                                     -------------------------    ADDITIONAL       DURING THE
                                                      # OF SHARES                  PAID-IN        DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL         STAGE           TOTAL
                                                         ------        ------       -------         -----           -----



BALANCE - DECEMBER 31, 1997 ......................     11,643,510          11,644      3,903,460     (3,977,260)        (62,156)
Jan. 22/98--to a Financial Public Relations Co. ..
    for Professional Services Rendered (X) .......        200,000             200         21,800           --            22,000
Apr. 13/98--for Professional Services Rendered (X)        100,000             100         14,900           --            15,000
Jun. 4/98--for Professional Services Rendered (Y)          50,000              50          8,950           --             9,000
Aug. 4/98--for Professional Services Rendered (R)          50,000              50          7,950           --             8,000
Dec. 31/98--Net Loss .............................           --              --             --          (71,231)        (71,231)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 1998 ......................     12,043,510    $     12,044   $  3,959,560   ($ 4,048,491)   ($    76,887)
Feb. 1/99--10 to 1 Reverse Stock Split ...........    (10,839,159)           --             --             --              --
Various/99--for Professional Services Rendered ...         66,000             660         22,825           --            23,485
Dec. 31/99--Net Loss .............................           --              --             --          (64,319)        (64,319)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 1999 .....................   $  1,270,351    $     12,704   $  3,982,385   ($ 4,112,810)   ($   117,721)
Feb. 28/00--for Professional Services Rendered ...         7,000              70         26,180            --           26,250
Mar. 31/00--Net Loss .............................           --              --             --          (35,571)        (35,571)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - MARCH 31, 2000 ........................      1,277,351          12,774      4,008,565     (4,148,381)       (127,042)
Apr. 12/00--for Professional Services Rendered ...         4,000              40          8,680           --             8,720
Apr. 12/00--for Professional Services Rendered ...           500               5          1,245           --             1,250
Jun. 30/00--Net Loss .............................           --              --             --          (18,049)        (18,049)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - JUNE 30, 2000 ..........................     1,281,851          12,819      4,018,490     (4,166,430)       (135,121)
                                                     ============    ============   ============   ============    ============



                            See Accountant's Report.
                                      -8-

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


                            See Accountant's Report

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

(O) Non-cash consideration received consisted of arranging meetings and an agreement. The shares of stock issued for non-cash services were recorded at the fair market value of the shares at the date of issuance.

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




                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                      FOR THE THREE MONTHS ENDED
                                                                   JUNE 30, 2000
                                                      --------------------------
OPERATING ACTIVITIES
Net Loss                                                            $  (18,049)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Stock Issued in lieu of Cash for Prof. Services                      9,970
    Increase (Decrease) in Accrued Expenses                               (449)
                                                                   -------------
NET CASH USED IN OPERATING ACTIVITIES                                   (8,528)
                                                                   -------------

INVESTING ACTIVITIES
--------------------
Purchases of Property & Equipment                                         (345)
                                                                   -------------

      NET CASH USED IN INVESTING ACTIVITIES                               (345)
                                                                   -------------

FINANCING ACTIVITIES
--------------------
Capital Contributions
Net Receipts/Advances to Stockholder                                     8,873
                                                                   -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                        8,873
                                                                   -------------
NET INCREASE (DECREASE) IN CASH                                              -

CASH - BEGINNING                                                             -

CASH - ENDING                                                      $         -
                                                                   =============



                            See Accountant's Report.
                                      -12-

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               ORGANIZATION AND BUSINESS ACTIVITY
               Default Proof Credit Card System, Inc. (the "Company") was incorporated on August 14, 1985 under the laws of the State of Florida. The Company owns the intellectual property of several U.S. Patents and patent pending applications and is engaged in the marketing of secured credit cards and of the ATM Prepaid Debit Cards Dispenser for which received notice of patent allowance on April 24, 2000, the over the counter sale and dispensing of prepaid debit cards (patent pending) and the e-commerce internet dispensed of prepaid debit cards under the Domain name ubuydebitcards.com also patent pending. The Company's offices are located in Coral Gables, Florida. The Company is in the development stage and its operation to date have largely consisted of the research, marketing and development of its products.

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

               EARNINGS (LOSS) PER COMMON SHARE
               In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 1998 since the effect would have been anti-dilution to the Company's net loss per common share.



                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000

               PATENT COSTS
               Costs incurred in connection with obtaining the license agreement of a patent have been capitalized and are being amortized using the straight-line method over 17 years from the date of issuance of the patents.

               INCOME TAXES
               The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had operating losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carry forwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

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

               In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows..SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements.



                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000


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

NOTE 3.        DUE TO DIRECTOR
               Due to director consisted of various non-interest bearing loans and advances made by the director, and under agreement, payable in cash or with shares of the Company `s Common Stock $0.01 par value per share, upon demand by the director.

NOTE 4.        LICENSE AGREEMENT

               The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed. The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet e-commerce, the known as the domain name ubuydebitcards.com are now in process of receive patent allowances

NOTE 5.        EMPLOYMENT AGREEMENT

               On September 1, 1988, the president/principal stockholder, C.E.O. and Director entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. On June 25th, 1999 the agreement was renewed in its entirety by the Board of Directors with the exemption of paragraphs number 1 EMPLOYMENT TERM, and paragraph number 3. POSITION. UNDER EMPLOYMENT TERM, providing the Executive is not in default, or has not been removed pursuant to paragraph 6, the agreement was renewed and extended until the executive seventieth
               sixth (76) birthday, or his death or  disability,   whichever



                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000

               occurs first. Under paragraph 3. POSITION was agreed that during the Employment Term, the Executive shall have the Position of Chief Executive Officer (CEO) and Chairman of the Board of Directors of the Company. The agreement also provides that in the event of a termination for other than cause, death or disability, he shall receive severance pay in the amount equal to his salary, payable during the remainder of his employment term.

NOTE 6.        STOCK OPTIONS
               1988 STOCK OPTION PLAN

               In August 1988, the Company adopted the 1988 Stock Option Plan. Under this plan, stock options to purchase 600,000 shares of common stock may be granted to employees, officers and other persons providing services to the Company, a parent or a subsidiary of the Company.
               The 1988 Stock Option Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Stock Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's common stock at the date the option is granted (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year. Options may be granted within ten (10) years from the adoption of the 1988 Stock Option Plan. Each option granted under the 1988 Stock Option Plan must be exercised within ten (10) years from the date of grant.

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

               As of December 31, 1998 and 1997 the Company has agreed to grant its President, CEO and inventor other five-year non-plan options to purchase of the Company Common Stock $0.001 par value per share in the amounts of 2,250,000 and 3,000,000 respectively, contingent upon the issuance of patent allowances related to certain patent applications. These options will have exercise prices of $0.10 and $0.15, respectively.

                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000

               As of May 19, 2000 the Company has agreed to grant its C.E.O. and inventor other ten year non-plan options to purchase the Company's Common Stock $0.01 par value per share in the amount of 500,ooo shares, contingent upon the issuance of patent allowance related to certain patent application.

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

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

               Under the accounting provisions of SFAS No. 123, the Company's pro-forma net loss and loss per share would have been:

                                                      FOR THE THREE MONTHS
                                                       ENDED JUNE 30, 2000
                                                   -----------------------
      Net (loss) income
           As reported                                      $   (56,400)
           Pro-forma                                        $   (56,400)
      Net (loss) income per common share
           As reported                                      $     (0.01)
           Pro-forma                                        $     (0.01)

                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000



               A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1999 and 1998, and changes during the years then ended is presented below:


                                                                      FOR THE THREE MONTHS
                                                                       ENDED DECEMBER 31,
                                              1999                                1998
                                  -----------------------------  ---------------------------
                                                    Weighted                       Weighted
                                                     Average                       Average
                                                    Exercise                       Exercise
                                       SHARES         PRICE         SHARES*         PRICE
                                    ------------   -----------   ------------   -------------


Outstanding at beginning of year      212,5000     $  0.33         152,500        $  0.33
Granted                                100,000                      69,500        $  0.33
Exercised                                    -           -               -              -
Forfeited                               (9,500)                     (9,500)       $ (0.25)
                                                                                  -------
Outstanding at end of year             303,000     $  0.33         212,500        $   0.33
                                    ==========                     =======
Options exercisable at year-end        303,000     $  0.33         212,500        $   0.33
                                    ==========                     =======

* The 1998 shares have been restated to reflect 10 to 1 reverse stock split.




                            See Accountant's Report.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2000

NOTE 6.        STOCK OPTIONS (CONTINUED)
               STOCK BASED COMPENSATION (CONTINUED)

Weighted-average fair value of options granted during the year:

                            YEAR ENDED DECEMBER 31,
                              1999        1998
                              ----        ----
Below market                 $   -       $   -
At market                    $0.38       $   -
Above market                 $0.33       $0.33

                        OPTIONS OUTSTANDING AND EXERCISABLE
                          Weighted
                          Number          Average          Weighted
   Range of               Outstanding     Remaining        Average
    Exercise              at              Contractual      Exercise
      PRICES              12/31/99        LIFE             PRICE
--------------------     ------------     ------------     ---------
$0.38                     100,000         3.00 years       $  2.9
$0.01 - $0.05             174,500         2.76 years       $  2.76
$0.075 - $0.125            28,500         2.59 years       $  2.59


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

NOTE 9.        SUBSEQUENT EVENTS

On April 24, 2000, The U.S. Patent and Trademark Office sent to the Company Notice of Allowance for the ATM prepaid debit cards dispenser and allowed all of its eight claims.

                            See Accountant's Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto daily authorized.

                                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                                   --------------------------------------
                                   (Registrant)




DATE:    July 21, 2000             By:  /s/ Vincent Cuervo
                                   ----------------------------------------
                                   Vincent Cuervo, Chairman and
                                   Chief Executive Officer



DATE:    July 21, 2000              By: /s/ Pedro Llaguno
                                   ----------------------------------------
                                   Pedro Llaguno, Secretary