Form 10QSB
period 2000-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2000-11-03
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT OF 1934

     For the Quarterly Period Ended SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                               59-2686523
               -------                               ----------
    (State or other jurisdiction                (I.R.S. Employer Identification
     of incorporation)                                         Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA                     33146-2309
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

Yes   X   No
     ---     ---

The number of shares outstanding of the registrant common stock is 1,284,351 (as of September 30, 2000).

Transitional Small Business Disclosure Format
Yes   X   No
     ---    ---

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 C O N T E N T S


                                                                   PAGE
                                                                   ----
FINANCIAL STATEMENTS

         BALANCE SHEET                                                3

         STATEMENTS OF OPERATIONS                                     4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY            5 - 10

         STATEMENTS OF CASH FLOWS                                    11

NOTES TO FINANCIAL STATEMENTS                                   12 - 18

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                  BALANCE SHEET
                               September 30, 2000

      ASSETS
      ------

Cash                                                         $       84
Office Equipment                                                  9,794
Deferred Patent Costs, Net                                        1,161
                                                             ----------
   TOTAL ASSETS                                              $   11,039
                                                             ==========


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         ----------------------------------------

CURRENT LIABILITIES
      Accrued Expenses                                       $   13,882
      Due to Director                                           125,283
                                                             ----------
         TOTAL CURRENT LIABILITIES                           $  139,165
                                                             ----------

Stockholders' Deficiency
      Common Stock, $0.01 Par Value, 2,500,000
      Shares Authorized, 1,284,351 Issued and Outstanding    $   12,844
      Additional Paid-In Capital                              4,020,340

      Deficit Accumulated During Developmental Stage         (4,161,310)
                                                             ----------
   TOTAL DEFICIENCY IN ASSETS                                  (128,126)
                                                             ----------

         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY        $   11,039
                                                             ==========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER  30, 2000
                                                -------------------------


INCOME
    Other Income                                $       14,934
                                                --------------

EXPENSES
    General & Administrative                    $       63,434
    Depreciation & Amortization                              -
      Total Expenses                                    63,434
                                                --------------


NET LOSS                                        $      (48,500)
                                                ===============

Basic Loss per Common Share
    Loss before extraordinary income            $        (0.01)
                                                ---------------

Net Loss per Common Share                       $        (0.01)
                                                ===============

Diluted Loss per Common Share
    Loss before extraordinary income            $        (0.01)
                                                ----------------

Net (Loss) Earnings per Common Share            $        (0.01)
                                                ===============

Weighted Average Number of  Common
    Shares Outstanding                               1,198,296
                                                ===============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                     DEFICIT
                                                            COMMON  STOCK                          ACCUMULATED
                                                       -----------------------     ADDITIONAL      DURING THE
                                                       # OF SHARES                   PAID-IN       DEVELOPMENT
                                                          ISSUED        AMOUNT       CAPITAL          STAGE         TOTAL
                                                       ----------       ------     ----------     -----------     --------

To a Director, for Cash & Other Property (A, B, C)     2,518,000         2,518        11,705              -          4,223
To Directors & Officers for non-Cash
   Considerations Received (A, B, D) .............       582,750           583        16,900              -         17,483
To Others for non-Cash Considerations
   Received (A, B, D) ............................        49,250            49         1,428              -          1,477
                                                       ---------        ------     ---------        -------      ---------
BALANCE - DECEMBER 31, 1985 ......................     3,150,000         3,150        30,033              -         33,183

Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ..............       312,500           312       108,235              -        108,547
Patent License Costs (M) .........................             -             -      (125,000)             -       (125,000)
Dec. 31/86--Net Loss .............................             -             -             -        (44,461)       (44,461)
                                                       ---------        ------     ---------        -------      ---------
BALANCE - DECEMBER 31, 1986 ......................     3,462,500         3,462        13,268        (44,461)       (27,731)

May 7/87-- to a Director/Officer for Property
   (A, B, C) .....................................       500,000           500          (500)             -              -
May 12/87-- to a Director/Officer for Cash
   (A, F) ........................................       100,000           100        39,900              -         40,000
Reversal of Accrued License Costs (M) ............             -             -        25,000              -         25,000
Capital Contribution by Principal Stockholder ....             -             -        78,076              -         78,076
Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010         1,132     1,336,318              -      1,337,450
Dec. 31/87--Net Loss .............................             -             -             -       (176,052)      (176,052)
                                                       ---------        ------     ---------        -------      ---------
BALANCE - DECEMBER 31, 1987 ......................     5,193,510         5,194     1,492,062       (220,513)     1,276,743

Apr. 7/88-- to Directors/Officers for Property
   (A, G) ........................................       800,000           800           800              -              -
May 1/88-- to Others for non-Cash Considerations
   Received (A, H) ...............................        95,750            96           (96)             -              -
May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 .............     2,300,000         2,300     1,810,413              -      1,812,713
Patent License Costs (M) .........................             -             -      (100,000)             -       (100,000)
Warrants Converted at $1.25 per Share ............       128,300           128       160,247              -        160,375
Dec. 31/88--Net Loss .............................             -             -             -       (405,875)      (405,875)
                                                       ---------        ------     ---------        -------      ---------
BALANCE - DECEMBER 31, 1988 ......................     8,517,560         8,518     3,362,626       (626,388)     2,744,756

Warrants Converted at $2.00 per Share ............         3,000             3         5,997              -          6,000
Issuance of Stock by Principal Stockholder .......             -             -       110,000              -        110,000
Dec. 31/89--Net Loss .............................             -             -             -     (1,129,559)    (1,129,559)
                                                       ---------      --------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ......................     8,520,560      $  8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                 DEFICIT
                                                          COMMON  STOCK                        ACCUMULATED
                                                     -----------------------     ADDITIONAL    DURING THE
                                                     # OF SHARES                   PAID-IN     DEVELOPMENT
                                                        ISSUED        AMOUNT       CAPITAL        STAGE         TOTAL
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1989 .....................     8,520,560   $     8,521   $ 3,478,623   ($1,755,947)   $ 1,731,197

Dec. 31/90--Net Loss ............................             -             -             -    (1,175,201)    (1,175,201)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560         8,521     3,478,623    (2,931,148)       555,996

Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000           125         7,375             -          7,500

Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000            85         5,015             -          5,100

Dec. 31/91--Net Loss ............................             -             -             -      (430,800)      (430,800)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560         8,731     3,491,013    (3,361,948)       137,796

Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000            50         2,950             -          3,000

Dec. 31/92--Net Loss ............................             -             -             -      (173,144)      (173,144)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560         8,781     3,493,963    (3,535,092)       (32,348)

Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850            47         2,753             -          2,800

Dec. 31/93--Net Loss ............................             -             -             -      (450,366)      (450,366)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410         8,828     3,496,716    (3,985,458)      (479,914)

Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000            75         7,425             -          7,500

Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000            30         5,970             -          6,000

Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000            10         1,990             -          2,000

Dec. 31/94--Net Loss ............................             -             -             -      (198,366)      (198,366)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410         8,943     3,512,101    (4,183,824)      (662,780)

Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000           125        18,625             -         18,750

Dec. 31/95--Net Loss ............................             -             -             -      (103,635)      (103,635)
                                                      ---------      --------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410      $  9,068   $ 3,530,726   ($4,287,459)   ($  747,665)


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                 DEFICIT
                                                          COMMON  STOCK                        ACCUMULATED
                                                     -----------------------     ADDITIONAL    DURING THE
                                                     # OF SHARES                   PAID-IN     DEVELOPMENT
                                                        ISSUED        AMOUNT       CAPITAL        STAGE              TOTAL
                                                      ---------      --------   -----------   -----------          ----------


BALANCE - DECEMBER 31, 1995                            9,067,410    $ 9,068   $ 3,530,726     ($4,287,459)        ($ 747,665)
                                                      ----------     ------     ---------     -----------          -----------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R)                              25,000         25         3,725                              3,750
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K)                              60,000         60         8,940                              9,000
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S)                              30,000         30         4,470                              4,500
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T)                              50,000         50         7,450                              7,500
Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U)                                    2,000,000      2,000       298,000                             300,000
Dec. 31/96--Net Loss                                                                              (39,711)           (39,711)
                                                      ----------     ------     ---------     ------------         -----------
BALANCE - DECEMBER 31, 1996                           11,232,410     11,233     3,853,311      (4,327,170)          (462,626)
Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V)                              50,000         50         8,950                              9,000
Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W)                              15,000         15         2,685                              2,700
Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P)                              20,000         20         2,980                              3,000
Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X)           226,100        226        24,634                             24,860
Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y)                             100,000        100        10,900                             11,000
Dec. 31/97--Net Gain
                                                                                                  349,910            349,910
                                                      ----------     ------     ---------      ----------           ---------
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460      (3,977,260)           (62,156)


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                 DEFICIT
                                                          COMMON  STOCK                        ACCUMULATED
                                                     -----------------------     ADDITIONAL    DURING THE
                                                     # OF SHARES                   PAID-IN     DEVELOPMENT
                                                        ISSUED        AMOUNT       CAPITAL        STAGE              TOTAL
                                                      ---------      --------   -----------   -----------          ----------
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460        (3,977,260)          (62,156)
Jan. 22/98--to a Financial Public Relations Co.
    for Professional Services Rendered (X)               200,000        200        21,800                              22,000
Apr. 13/98--for Professional Services Rendered (X)       100,000        100        14,900                              15,000
Jun. 4/98--for Professional Services Rendered (Y)         50,000         50         8,950                               9,000
Aug. 4/98--for Professional Services Rendered (R)         50,000         50         7,950                               8,000
Dec. 31/98--Net Loss                                                                                (71,231)          (71,231)
                                                      ----------   --------    ----------       -----------         ---------
BALANCE - DECEMBER 31, 1998                           12,043,510   $ 12,044    $3,959,560       ($4,048,491)        ($ 76,887)
Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)
Various/99--for Professional Services Rendered            66,000        660        22,825                              23,485
Dec. 31/99--Net Loss                                                                                (64,319)          (64,319)
                                                      ----------   --------    ----------       -----------         ---------
BALANCE - DECEMBER 31, 1999                           $1,270,351   $ 12,704    $3,982,385       ($4,112,810)        ($117,721)
Feb. 28/00--for Professional Services Rendered             7,000         70        26,180                              26,250
Mar. 31/00--Net Loss                                                                                (35,571)          (35,571)
                                                      ----------   --------    ----------       -----------         ---------
BALANCE - MARCH 31, 2000                               1,277,351     12,774     4,008,565       (4,148,381)          (127,042)
Apr. 12/00--for Professional Services Rendered             4,000         40         8,680                               8,720
Apr. 12/00--for Professional Services Rendered               500          5         1,245                               1,250
Jun. 30/00--Net Loss                                                                                (18,049)          (18,049)
                                                      ----------   --------    ----------       -----------         ---------
BALANCE - JUNE 30, 2000                                1,281,851     12,819     4,018,490       (4,166,430)          (135,121)
                                                       =========     ======     =========       ===========         =========
Jul. 26/00--for Professional Services Rendered             2,500         25         1,850                               1,875
Sep. 30/00--Net Income                                                                               5,120              5,120

BALANCE - SEPTEMBER 30, 2000                           1,284,351     12,844     4,020,340       (4,161,310)          (128,126)
                                                       =========     ======     =========       ===========         =========

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2000
                                                      -------------------------
OPERATING ACTIVITIES
Net Loss                                                       $  (48,500)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Stock Issued in lieu of Cash for Prof. Services                38,095
    Increase (Decrease) in Accrued Expenses                       (14,633)
                                                               ----------
NET CASH USED IN OPERATING ACTIVITIES                             (25,038)
                                                               ----------

INVESTING ACTIVITIES
Purchases of Property & Equipment                                  (9,794)
                                                               ----------

      NET CASH USED IN INVESTING ACTIVITIES                        (9,794)
                                                               ----------

FINANCING ACTIVITIES
Capital Contributions
Net Receipts/Advances to Stockholder                               34,916
                                                                ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  34,916
                                                                ---------
NET INCREASE (DECREASE) IN CASH                                        84

CASH - BEGINNING                                                        0

CASH - ENDING                                                   $      84
                                                                =========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2000

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2000


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

NOTE 3. DUE TO DIRECTOR

          Due to director consisted of various non-interest bearing loans and advances made by the director, and under agreement, payable in cash or with shares of the Company`s Common Stock $0.01 par value per share, upon demand by the director.

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

          On September 1, 1988, the president/principal stockholder, C.E.O. and Director entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. On June 25th, 1999 the agreement was renewed in its entirety by the Board of Directors with the exemption of paragraphs number 1 EMPLOYMENT TERM, and paragraph number 3. POSITION. UNDER EMPLOYMENT TERM, providing the Executive is not in default, or has not been removed pursuant to paragraph 6, the agreement was renewed and extended until the executive seventieth sixth (76) birthday, or his death or disability, whichever occurs first.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2000

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUE)
                               September 30, 2000


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

          Under the accounting provisions of SFAS No. 123, the Company's pro-forma net loss and loss per share would have been:

                                                       FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30, 2000
                                                     ------------------------
      Net (loss) income
           As reported                                    $  ( 48,500)
           Pro-forma                                      $   (48,500)
      Net (loss) income per common share
           As reported                                       $  (0.01)
           Pro-forma                                         $  (0.01)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                            FOR THE THREE MONTHS
                                                             ENDED DECEMBER 31,
                                           1999                    1998
                                    -------------------    ---------------------
                                               WEIGHTED              WEIGHTED
                                               AVERAGE                AVERAGE
                                               EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES*      PRICE
                                    --------  ---------   --------   --------
Outstanding at beginning of year    212,5000  $  0.33      152,500    $  0.33

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2000




Granted                               100,000                69,500    $  0.33
Exercised                                   -        -            -          -
Forfeited                              (9,500)               (9,500)   $ (0.25)
                                                            -------
Outstanding at end of year             303,000   $0.33      212,500    $  0.33
                                    ==========              =======
Options exercisable at year-end        303,000   $0.33      212,500    $  0.33
                                    ==========              =======


* The 1998 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2000


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



                       OPTIONS OUTSTANDING AND EXERCISABLE
                       -----------------------------------

                      WEIGHTED
                       NUMBER              AVERAGE             WEIGHTED
   RANGE OF          OUTSTANDING          REMAINING             AVERAGE
    EXERCISE             AT              CONTRACTUAL           EXERCISE
      PRICES          12/31/99               LIFE                PRICE
---------------       ---------         -------------          ---------
$0.38                  100,000            3.00 years            $  2.9
$0.01 - $0.05          174,500            2.76 years            $  2.76
$0.075 - $0.125         28,500            2.59 years            $  2.59


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

NOTE 9. PATENT ISSUED

          On August 15, 2000, The U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 DEFAULT PROOF CREDIT CARD SYSTEM, INC.



Dated:  November 2, 2000         By:  /s/ Vincent Cuervo
                                 --------------------------------------
                                 Vincent Cuervo, Chief Executive Officer


Dated:  November 2, 2000         By:  /s/ Pedro P. Llaguno
                                 --------------------------------------
                                 Pedro P. Llaguno, Secretary and Vice President