Form 10KSB
period 2000-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2001-03-26
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                   -------------------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
     For the  transition  period from to ______ to _________

                           COMMISSION FILE NO. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                     ---------------------------------------
                 (Name of small business issuer in its charter)

            FLORIDA                                 59-2686523
          --------------                        -----------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                  1545 MILLER ROAD, CORAL GABLES, FLORIDA 33146
              ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

Yes  X     No
   -------   ------

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

     The issuer's revenue for its most recent fiscal year was: Nil

     The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 2, 2000, was: Common Stock $0.01 par value $12,109,389.

     The number of shares issued and outstanding of the registrant's common stock $0.01 par value as of December 31, 2000 was: 1,424,634.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----

PART I.    Item 1.  Description of Products and Business...........     2

PART II.   Item 2.  Description of Property........................    10

           Item 3.  Legal Proceedings..............................    11

           Item 4.  Submission of Matters to Vote of
                    Security Holders...............................    11

           Item 5.  Market for Common Equity and Related
                    Stockholders Matters...........................    11

           Item 6.  Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations.    11

           Item 7.  Financial Statements...........................    13

           Item 8.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.........    13

PART III.  Item 9.  Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section16(a)
                    of the Exchange Act............................    14

           Item 10. Executive Compensation.........................    15

PART IV.   Item 11. Security Ownership of Certain Beneficial
                    Owners and Management..........................    16

           Item 12. Certain Relationships and Relate Transactions..    16

           Item 13. Exhibits and Reports on Form 8-K...............    19

           Signatures..............................................    25

Annex I    Financial Statements of Default Proof Credit Card System, Inc.

                                     PART I

ITEM 1. DESCRIPTION OF PRODUCTS & BUSINESS.
        -----------------------------------

     Default Proof Credit Card System, Inc. (the "Company"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured credits and debit cards that are a safer lending risk for the issuer. The Company first secured type cards were marketed under the trademark Resource(R), presently owns first class technology related to ATMs machines and to the prepaid debit cards. On August 15, 2000 United States Patent and Trademarks Office issue the Patent No. 6,106,009 entitled Automated Teller Machine Dispenser of Debit Cards ("ATMDDC") for which it has purchased all worldwide rights and licenses from it's inventor Dr. Vincent Cuervo, founder of Default Proof Credit Card System, Inc., and also the inventor of the patent pending applications "INTERNET WEBSITE PROGRAM" for the purchase, issuing, activation and dispensing of prepaid debit cards, in the web under the domain name UBUYDEBITCARDS.COM ["UBDC"] and "SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POINT-OF-SALE TERMINALS" in the web as "THE OVER-THE-COUNTER PREPAID DEBIT CARD ". This patent pending applications are continuation in part of the company's patent #6,105,009 that was filed on June 16, 1997 and from whom the company has purchased all the worldwide rights and licenses. The above mentioned intellectual property are also protected under the United States and international copyright laws, and the State of Florida Trademark registrations.

     The Resource System was designed to enable owners of life insurance policies with cash surrender values to obtain a collateralized line of credit pursuant to the issuance by a participating bank or other financial institution of a credit or debit card, such as MasterCard or Visa.

     Under the Resource(R) System, applicants who own life insurance with cash surrender values will assign to the Company, as collateral, the cash surrender values of their life insurance policies in exchange for a line of credit to be granted by a Participating Institution equal to at least 80% of the assigned collateral through the issuance of a credit or a debit card, or any other credit instrument. Other than with respect to the cash surrender values, the assignments will not affect any provisions of such life insurance policies. The collateral will be used to protect the participating institutions against the cardholder's failure to pay the credit/debit cards charges when due. In the event of such failure, the Company, as guarantor will agree to pay the participating institution the defaulted amount and, in turn, will be reimbursed by the cardholder's life insurance company from the proceeds of a loan made by the insurance company to the policyholder and charged, as a policy loan, to the cardholder's insurance policy. Although the foregoing represents the method the Company intends to use in the implementing of the Resource System, it is possible that the actual operation of the Resource System, if any, may vary from the foregoing plan.

     U.S. PATENT NO. 6,105,009

     Automated Teller Machine Dispenser of Debit Card, U.S. Patent No. 6,105,009 a patented system and technology for controlled purchase, issuance and dispensing of prepaid debit cards. The consumer designs this prepaid debit card in accordance to his economic means and needs. The Debit Card Dispenser will be incorporated into newly manufactured ATMs as well as existing ATMs with system modifications or will operate in stand-alone kiosks. The system dispenses actual Debit Cards, not vouchers.

     Default Proof's Patented ATM Debit Card Dispenser provides numerous benefits to the sponsoring financial institution such as: Interim use of depositor's funds, also known as cash float; Fees from merchant discounts and ATM transactions; Eliminates charge-offs, over limit usage and delinquencies; Elimination of expenses associated with mailings and from losses associated with fraud and theft; Limited or minimal liability; Utilization of existing ATM (system modifications required), and access to a potential of millions of new "customers" worldwide.

     This patent will provide a system for dispensing and controlling debit cards. These cards will require a minimum of paperwork, maintenance and financial disclosure from a card purchaser, and unlike typical online debit cards, these prepaid debit card will not require previous or formal banking relationship with the issuing bank. This system, and new technology, incorporated into existing Automated Teller Machines (ATMs), and installed in future manufactured ATMs, will permit consumers to purchase and designing a desire prepaid debit cards from widely available ATMs by using cash, or through charges to existing debit and or credit cards. These compatible elements, inexpensive to manufacture and maintain, will be easily installed and adapted to the operational systems in use today.

          ATM DEBIT CARDS DISPENSER (PATENT PENDING) POTENTIAL REVENUE

     Based on information, recently published in trade magazines, of the existence of over 40 million individuals who can't obtain credit, debit or ATM cards for a variety of different reasons (bad credit, divorcees, students, bankruptcies, recent migrant arrivals, etc.), this could be one of the first expected group to purchase prepaid debit cards.

     Revenues should be expected from licensing ATM manufacturers, and from licenses sold to financial institutions who own their own ATM and would like to added the many features in this Patent.

     The company, revenue or income permitting, may purchase as many ATMS as possible, and projections derived from ATMs future owned by the Company, from partnerships or licensing multiple of banks are possible from frequent available information published in trade magazines. To be counted will be the Company's earnings from the processing fees against the prepaid purchased value line of credit purchased by the prepaid debit card, example: $1000 line of credit a net 4% fee will generate $40.per card, this will provide a significant source of revenue to the Company.

     Trade magazines estimate that most ATMs currently generate an average of $400(gross) in fees per month per ATM from conventional transactions. We are only making these projections at this time because we want to examine the incremental business that this ATM Debit Card Dispenser will generate. It can be assumed that starting with owing 500 ATMs which may produce 500 x $400 x 12 months = 2.4 Million dollars. We believe, even though there no assurance, it is possible to generate this average or at least close to this amounts. Part of these earnings will go to the cost of renting space at locations where the ATMs will be located. Once the company's revenue stream starts to increase from the income generated from the INTERNET Website Program ubuydebitcards.com online, and the revenue income from the Over-The-Counter Prepaid Debit Card, this will allow for additional ATM machines to be purchased and placed. This will also allow for increased advertising and promotion that should increase the amount of ATM debit cards being purchased per machine. The above does not reflect reloads, nor other individuals whom, while in good credit rating, purchases a prepaid stored value debit card.

     SALES PLAN

     Being a new product, we will not provide a very detailed earning Projections plan as yet, but we can give an overview of where we want to go. The success of the telephone card must be taken into account to realize that the potential available in this product is several times greater than the phone card in revenues and earnings. Both of these cards offer convenience to the consumer, but dollar values being much higher here.

     There  are  three  areas  of  sales   opportunities,   one  with  financial
institutions, consideration of the company own bank and ATM machines and lastly, by way of Automated Teller Machines manufacturers.

     Regarding the licensing of financial institutions, we will approach large money-centered banks that are heavily involved in the deployment of ATMs on and off premises, also license offerings of the system will be available to smaller institutions who are now deploying off premise ATMs, and will like to enter this market.

         There are several major ATMs manufacturers, Diebold Inc; NCR Inc.; Siemens; Triton Systems Inc.; Tidel Technologies Inc., etc. The new patent pending system should be of interest to all of these manufacturers, as it would provide additional sources of revenue. Worldwide there are over 450,000 ATMs presently operating and of them a large percentage is considered not in top shape or without updated technology, which would require the adding of new technology elements that would modify those quasi obsolete ATMs machines that can be targeted for adding the ATM prepaid debit card dispenser feature. Once the new system makes the expected impact in the market new manufactured machines will include the feature.

     The Company's US Patent 6,105,009, does not provide cash advances while processing the purchase of the interest free prepaid debit card, very much the opposite. Under the ATM Debit Card Dispenser applicants will be able to use the approximated five hundred thousand of Automated Teller Machine (ATM) in the worldwide market today, and make cash deposits that may vary ($100; $200; $300; $500; $1,000; $2,000; $3,000 and up) that will determine the amount of the line of credit in the prepaid stored value debit card minus a small processing fee, and in accordance with the purchaser means and needs.

     The  bankcard  will  be  issued  by  a  participating   bank  or  financial
institution and dispensed through an Automated Teller Machine.

     There are several major ATMs manufacturers, Diebold Inc; NCR Inc.; Siemens; Triton Systems Inc.; Tidel Technologies Inc., etc. The new patent pending system should be of interest to all of these manufacturers, as it would provide additional sources of revenue. Worldwide there are over 400,000 ATMs presently operating and of them a large percentage is considered not in top shape or without updated technology, which would require the installation of the new elements that would modify these ATM machines into debit card dispensers. Once the new system makes the expected impact in the market, it is likely that the new manufactured machines will include this feature.

     PATENT PENDING APPLICATIONS

     UBUYDEBITCARDS.COM - INTERNET WEBSITE PROGRAM (patent pending application, continuation in part of US Patent #6,105,009)

     SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POS TERMINALS (patent pending application, continuation in part of US Patent #6,105,009)

     PATENT COOPERATION TREATY application was filed by the Company to obtain the International Priority Claim for the prepaid debit card pending applications. The PCT filing covers the entire group of 110 countries.

     Patent pending applications differ from present methods and ways of soliciting and purchasing. Through the use of cyberspace and the Internet, for subscribers shopping and saving for the RESOURCE prepaid debit card selecting and designing the amount of line of credit desired which be used with more than one card to transfer funds and other incentives.

     The prepaid debit card will be issued by a participating bank or financial institution and in the near future may be dispensed by an Automated Teller Machine (ATMDCD), also can be pick it up at any of the participating issuing bank branches, or by mail if so desired, UBYDC solves the problem of obtaining a debit card in an efficient and economical way. There is no assurance that a related patent to this patent pending application will be issue, nevertheless being a continuation in part of the Company's US Patent #6,105,009 makes it more likely.

     "INTERNET  WEBSITE  PROGRAM"  for the  purchase,  issuing,  activation  and
dispensing  of  prepaid   debit  cards,   in  the  web  under  the  domain  name
WWW.UBUYDEBITCARDS.COM ["UBDC"]

     "SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POINT-OF-SALE TERMINALS" marketed, described and referred to in the Company's website http://members.aol.com/dpccsystem/ as "RESOURCE(R) THE OVER-THE-COUNTER PREPAID DEBIT CARD".

     The "Over-the-Counter" Prepaid Debit Cards would be purchased at participating stores from merchants, at supermarkets, drugstores, convenience stores and from many other merchants. Virtually anyone, anywhere in the world could be a purchaser and buy one or many.

     The following would be brief information about the company's patent pending applications, it will be disclosed the maximum permitted at this time.

     The intellectual property of the Company's patent pending applications that are detailed in the applications filed about 24 and 16 months ago, respectably, both as a Continuation In Part of the U.S. Patent #6,105,009 which application was filed on June 16, 1997 and of which all worldwide rights and licenses are owned by Default Proof Credit Card System, Inc., was issued on August 15, 2000, the Automated Teller Machine DISPENSER OF DEBIT CARDS comprise the following:

     The Patent #6,105,009 show all 8 claims and features related to prepaid debit cards purchased and dispensed through the ATM.

     The patent pending application "Internet Website Program" for the purchase, issuance, activation and deliver of prepaid debit cards, filed as Continuation In Part of U.S. Patent #6,105,009, shows in detail 11 new claims with its features related to the prepaid debit card to be purchased on the Internet e-commerce.

         Soon accessing the Company's WWW.UBUYDEBITCARDS.COM through cyberspace, Internet applicants would apply for a self designed, prepaid debit card with any desired dollar amount or other currency, and may be use with more than one card to transfer funds, purchase merchandise or services and other attractive incentives and selections.

         The patent pending application "SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POINT-OF-SALE TERMINALS" relates to RESOURCE Over-the-Counter Prepaid Debit Card(TM)(C), also filed as Continuation In Part of U.S. Patent #6,105,009, was filed and shows in detail 8 new claims with its features related to the prepaid debit card. The Company's OTC Prepaid Debit Card patent pending application will enjoy of the same facilities, advantages, global use, plus a variety and many other features as compared to the debit cards now being offered in the marketplace.

     Massive marketing and advertising campaigns will detail to consumers the variety, multitude of benefits and new features available in these prepaid debit cards products, which very likely will be a VISA, a AMEX, a MasterCard, etc.

     The bank or financial institution, licensed by DPCCS to issue O-T-C Prepaid Debit Cards, do not need to carry or open a checking or savings account for be purchase, not will the purchaser require to open or previously have any of such bank accounts. Immediately after the purchase this prepaid debit card might become the cardholder's own and only "bank account". The cardholder will use it as a credit style charge card, use it as you can use a credit card, use it anywhere, use it for everything, for purchasing or returning merchandise, services or cash advances at ATMs.

     We strongly believe that prepaid debit cards are the most exciting, rapidly growing segment of the entire "charge card" industry. Our prepaid debit card products offers vastly improved functionality and because there are significant differences between them, should not be confused with "copy cats products" commonly referred to as "stored value cards" or "gift cards".

     As compared to the Company's products, those others available in the market have very limited functionality electronically, geographically and economically, are basically promotional, and bordering possible patent infringements.

     It can be purchase at the ATMs, in the INTERNET, or OTC from a merchant at participating stores, wherever or however is this prepaid debit card purchased brings all the power a consumer may expect. Each one contain the same incentives, advantages, global use, plus many other new features, among them the link to the ATM Dispenser of Debit Cards, compared to the debit cards now being offered. With the Default Proof Credit Card System prepaid debit cards the cardholders may purchase merchandise or services anywhere can use it wherever credit cards are accepted, at any POS terminals, on the internet to buy stuff, at any place that currently accepts Visa, Master Card, Optima, or Discover credit cards since Resource will be one of them.

     It is in the best interest of the company that the shareholders, investors and mainly the general public be aware having an understanding of Default Proof Credit Card System, Inc. products.

     When reviewing comparable InterneT programs, the offered products found, none is comparable and most are clearly inferior to our programs and products. The cards in question are referred to as stored value cards, pre-funded debit cards, and others similar to phone cards that are limited to telecommunications.

     We found no functionality comparable products. All the stored value cards offer limited dollar amount transactions and can only be used within a limited geographical area. Almost all are used for promotional purposes or issued by department stores for there costumers. There are also stored value cards "privately" issued and sold by corporations to their employees for their use on those Corporation premises. Some cards that carry small value amounts of $5 and $10 dollars are for their use at vending machines placed in office buildings, malls and theaters.

     With the RESOURCE Prepaid Debit Card, Default Proof Credit Card System will be offering cardholders, multiple valuable features. At the stores counters when swiped at the Point of Sale terminal consumer designs the dollar value wishes to store in the prepaid debit card been purchase from the merchant. A full charge card that can be purchased and issued in amounts from $100 to $10,000(maximum allowed); A Prepaid debit card which after activated, usually within 24 hours, will be good for payment on purchases of merchandise, services or ATM cash advances; Availability for car rentals, airline flights, and hotel reservations, and a prepaid debit card that user don't throw away when funds are very low or exhausted, and can be reload. The purchasers will soon find out that it is not a "common stored value card", it is the unique and patented Prepaid Debit Card.

     The Default Proof applauds the recent acknowledgement of VISA, Master Card, and AMEX regarding the market potential for prepaid card products and their increased participation in it. For example, VISA(R) predicts that debit accounts will again account for 10% of all consumer payments by the end of next year. In 2000 VISA processed over 40 Billion debit transactions, including over $800 million in movie theaters and fast food restaurants, according to trade magazines.

     Default Proof has been candid about delays caused by careful consideration of the most effective and productive means of maximizing the Company's potential, and having present the expectations of Office Actions from the US Patent and Trademark Offices in regards to any of the patent pending applications. Positive PTO Office Actions will bring strength to Company's prepaid debit cards "niche" programs. There is no assurance that these Company's patent pending application become patents.

     The Default Proof Credit Card System, ATM Debit Card Dispenser, US Patent No. 6,105,009, provides a patented system and technology for controlled issuance and delivery of Prepaid Debit Cards. The Debit Card Dispenser will be incorporated into newly manufactured ATMs as well as existing ATMs with system modifications or will operate in stand-alone kiosks. The system dispenses actual Debit Cards NOT vouchers Default Proof's Patented ATM Debit Card Dispenser provides numerous benefits to the sponsoring financial institution or bank when becoming funds depositories, such as:

     As the depository of the prepaid funds, will be the interim user of deposited funds, also known as cash float. Fee income: earnings from merchant discounts and ATM transactions. Elimination of charge-offs, over limit usage and delinquencies. Elimination of expenses associated with mailings and from losses associated with fraud and theft. Limited and minimal liability. Utilization of existing ATMs(system changes required). Access to a potential of millions of new "customers" worldwide.

     These RESOURCE Prepaid Debit Cards dispensed by the ATM will require a minimum of paperwork, maintenance or financial disclosure from a card purchaser, and unlike typical online debit cards, it will not require previous or formal banking relationship with the issuing bank. This system, and new technology, incorporated into existing Automated Teller Machines(ATMs), and installed in future manufactured ATMs, will permit consumers to purchase and design a desire prepaid debit cards from widely available ATMs using cash, or through charges to existing debit and or credit cards. These compatible elements, inexpensive to manufacture and maintain, would be easily installed and adapted to the operational systems in use today. Fees per ATM transactions are paid to owners, lessors, banks, etc., banks are aware of the profitability of the ATMs they now operate and the fee income per transaction the ATMs generate, the benefits and savings obtained from electronic banking, and the speed at which the ATM market is expanding. Debit cards and ATM cards are becoming very popular and are been accepted everywhere.

     ATM DEBIT CARDS DISPENSER POTENTIAL REVENUE

     Forecasting revenues for a brand new product is not easy. Based on information of the existence of over 40 million individuals who can't obtain credit, debit or ATM cards for a variety of different reasons (bad credit, divorcees, students, bankruptcies, etc.), this could be the first expected group to purchase stored value prepaid debit cards.

     Revenue will be from the Company own ATMs. This will include the 3% or 4% of the prepaid line of credit of the prepaid debit card issued as the processing fee, the normal fee a bank receives when a credit card is used to purchase merchandise or cash advances, the ATM's transaction fees and the earnings on the cash float the bank will have at its disposal, less the lease payment for the space where they are deployed.

     Revenues should also be expected from licensing ATM manufacturers, and from licenses sold to financial institutions. It is not possible at this time to forecast revenues that may be generated from the ATM manufacturers.

     Revenue projections derived from ATMs owned by the Company, from partnerships or licensing multiple of banks are possible from frequent available information published in trade magazines. To be counted will be the Company's earnings from the processing fees against the stored value line of credit issued in the prepaid debit card, example: $1000 prepaid line of credit the net 4% fee will generate $40 per card, a minimum of 1000 cards a month will provide a significant source of revenue to the Company.

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

     Once the company's revenue stream starts, it will allow additional ATM machines to be purchased and placed. This will also allow for the increasing in advertising and marketing. Increases in revenue income will provide for additional number of ATM that can be purchased.

     The above does not reflect revenue income from reloads, not income from other individuals whom, while in good credit rating, purchase a prepaid stored value debit card.

     Once operative the modified ATMS will not be limited to provide cash advances only, while processing purchases of the interest free prepaid debit card. Under the ATMDCD applicants will be able to use the approximated five hundred thousands of Automated Teller Machine (ATM) in the worldwide market today, and make cash deposits that may vary ($100;$200;$300;$500;$ 1,000; $ 2,000; $ 3,000 and up) and will determine the amount store in the card, and in accordance with his or her means and needs.

     The card will be issued by a participating bank or financial institution and dispensed through an ATM, or through the Internet or the Over-The-Counter.

             PLANNED MARKETING OF THE COMPANY"S PREPAID DEBIT CARDS
                 AUTOMATED TELLER MACHINES DEBIT CARDS DISPENSER
             UBUYDEBITCARDS.COM AND RESOURCE OTC PREPAID DEBIT CARD

         The Company believes that prepaid debit cards can be effectively marketed to selected members of the general public that fall among the following categories:

     Individuals that have no credit or can only qualify for small lines of credit, or wish to establish their credit worthiness for the future. These individuals will be able to prepaid the stored value desired for a line of credit by purchasing either of the Company programs.

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

     With the proliferation of Visa and Master Card in just about every retail outlet, and the strong presence of ATMs and the Internet, the prepaid debit cards will function just like cash, while providing a safety element.

     Travelers wishing to prepaid their traveling expenses, instead of just charged it. This prepaid debit card may be obtained in any currency desired and used just like cash in the visiting country, but better, if cash is lost is lost, the card can be replaced and for a small charge recuperate what ever balance is still available. It will work just like travelers checks with the added convenience of a debit card and its safety. Individuals don't need to be wanting through all the hassle applying and maintaining a present offered debit card. There will be no application, no delays, no credit reports, no payments and no paperwork. But probably most important to some individuals, there will be no overspending.

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

                                     PART II

     ITEM 2. DESCRIPTION OF PROPERTY.
             ------------------------

     The Company's executive offices consisting of approximately 750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146, the landlord is Vincent Cuervo, haven't charged, nor receives payments for the space leased by the Company since March 1995. Furniture, general office equipment, several computers, printers and scan.
Telephone number: (305) 666-1460; Fax Number:(305)665-3462.
E-Mail: ubuyde@bellsouth.net
Website; htt://members.aol.com/dpccsystem/

     The Company has understanding agreements with the inventor and owns the worldwide rights and ownership of the issued Patents, the Patent Pending applications  related  to the  Internet  Website  Program,  The  System  for the
Dispensing Prepaid Debit Cards Through the POS Terminals, and the UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM, two Domain Names registrations for use in the Internet, RESOURCE registered mark, 1998 to 2001 copyrights, and State Trademarks.

     THE PATENTS PENDING STATUS

     The Company's patents pending application are waiting for the U.S. Patent and Trademark Office to grant, first the patent allowances of each one and to be followed by the issue of the patents.

     There is no assurance that related patents will be granted by the U.S. Patent and Trademark Office on all or any of the above mentioned patents pending, being both continuation in part of the company's US Patent #6,105,009 there are great expectations of favorable Office Actions by the US Patent Office.

     OWNERSHIP OF THE PATENTS AND PATENT PENDING APPLICATIONS

     Vincent Cuervo, CEO of Default Proof Credit Card System, Inc., is the sole inventor of the ATM DISPENSER OF DEBIT CARDS patent number 6,105,009 and the patent pending applications "Internet Website Program" (ubuydebitcards.com) and "System for Dispensing Prepaid Debit Cards Through Point of Sale Terminals" (The Over-The-Counter Prepaid Debit Card) that were filed by him at the U.S. Patent and Trademark Office, being both continuation in part of Patent #6,105,009.

     Under the Employment Agreement executed between the Company and Vincent Cuervo on August 1986, and filed with the Securities and Exchange Commission Registration Statement Under the Securities Act of 1933, and since renewed every five years and in force, there have never been exclusions, limitations, conditions, discussions or waivers over Vincent Cuervo absolute ownership and freedom of disposition of his inventions, creations or developed ideas, filed, registered or converted in to patent applications from which patents, trademark registrations, copyrights or other type of national or international rights he can, and has become recipient, as well as the right of Vincent Cuervo to dispose of the intellectual property owned by him in whatever manner and to whom he may decide to sell, lease or license this intellectual property.

     Vincent Cuervo has always given the first right of refusal offer to the Company in exchange for Stock Option Grants. Presently all the intellectual property mentioned and described in this document and all the worldwide rights and licenses are owned by Default Proof Credit Card System, Inc. Vincent Cuervo when receiving the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, never took in to consideration the Company's stock price of the shares at the time the Stock Option was granted, which in most instances it was at "a penny for the lot".

     ITEM 3. LEGAL PROCEEDINGS.
             ------------------


     The Company is not involved in any material litigation and is not aware of any potential claim that will give rise to material liability.

     ITEM  4.   SUBMISSION   OF   MATTERS  TO  A  VOTE  OF   SECURITY   HOLDERS.
                ----------------------------------------------------------------

     No matters were submitted to a vote of the security holders during the three months ended December 31, 2000.

     ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS.
               -----------------------------------------------------------------

     The Company's common stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market in the OTC:BB under the symbol "DPRS".

     The following table sets forth the high and low bid information for the Company's common stock monthly during 2000. The quotations provided below reflect inter-dealer prices, without mark ups, mark down or commission and may not represent actual transactions.


                      FISCAL 2000             HIGH          CLOSE
                      -----------             ----          -----

                        02/04/00              2.375          2.25
                        03/03/00              6.875          2.5
                        04/04/00              2.125          2.125
                        05/05/00              3.5            3.125
                        06/07/00              2.625          2.6875
                        07/10/00              4.625          3.625
                        08/04/00              6.69           6.375
                        09/08/00             14.125          13.25
                        10/06/00             28.625          19.125
                        11/10/00             26.             22.18
                        12/08/00             11.             10.
                        12/31/99              5.5             5.

     On December 31, 2000 the Company had approximately 224 holders of record of the Company's common stock. A number of those record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     DIVIDENDS

     The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The dividends payment will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
              ------------------------------------------------------------------

     During the next twelve months, the Company plans to (i) either begin marketing of the Resource System with one or more Financial Institutions, or license, joint venture, or sell the Resource System to a bank or financial institution, (ii) to begin the licensing of its ATM Debit Cards Dispenser U.S. Patent No. 6,105,009 to one or several banks or financial institutions or joint venture.

     The company would will consider to raise the necessary funds to be able, through the acquisition or control of a small Florida bank, to enter the off-premise ATM business. It will require 3.5 to 5 million dollars for the purchase of 500 automated teller machines that can dispense prepaid debit cards (about 6 to 8,000 dollars each). The balance will be used for administrative, marketing, advertising and promotion expenses.

     The ATM Debit Card Dispensers would be placed in fast food stores, airports, gasoline stations, bus terminals, etc. The company will pay rent for the space the ATM occupies or a percentage of the earnings per installed machine. The cards dispensed by an ATM may be issued through a company-owned bank as well as by licensed institutions issuing credit and debit cards now.

     Owning or having controlling interest in a bank will allow of extra revenue along with a potential for very significant cash float. An important consideration here is that having the Company its own bank will allows the company to generate a huge cash float from debit card purchase balances that cardholders, on average, may not expend immediately. This allows us to generate considerable income off this cash float. As the issuing bank the company will also receive 50% of the transactions fees that VISA, MASTERCARD charges to their merchants, i.e. projection - 120 million line of credit eventually translates to 120,000,000 x 1.7% transaction fee x 50% to issuing bank = 1,020,000 dollars in revenue. Constantly the Company maintains substantive interviews, meetings and conversations.

     THE COMPANY

         The Company's operations commenced in 1986 with the licensing to it by the Company's President of the default proof method and system, all patents and other proprietary rights to the system and the right to use the registered trademark Resource.

     Since inception, the Company has expended approximately $95,000 in developing computer software and acquiring computer hardware for the operation of the Resource(R) System. The Company has expended in excess of $ 430,000 for advertising which have included newspaper and TV advertising, video tapes, brochures and applications which were distributed through the mail and to various stores and businesses.

     Patents filing fees applications, Patent's attorneys legal fees, maintenance patent fees, are close to $190,000 of the Company expenses. The Company expend well over $345,000 in developing the Resource System and the ATM and Prepaid Debit Card Programs. The Company also expend over $ 1,000,000 in litigation vs State Street Bank and Trust Company (State Street Bank), American Express litigation over the Company's RESOURCE(R) registered trademark in 1991, Securities attorneys legal fees, and in other legal and C.P.A.'s fees. The State Street Bank litigation forced the Company to attempt the raise of capital in order to implement a new strategy that involved the possible purchase of its own bank. The litigation and lack of funds basically put the company in a defensive position with very little possibilities to raise funds for the system being used by a bank in an authorized fashion. Banks, which were very interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital failed. The litigation was settled in 1993 after almost five years, leaving the Company without economic resources.

     As it is well known from the news media, charge offs and delinquencies in the credit card Industry are higher than it is desirable to the bankcards issuing financial institutions, and it now appears that the effort to protect its patent rights will pay off after all. The new added intellectual property and the new marketing efforts offering the Company's ATM and Prepaid Debit Cards Programs to banks for licensing has developed new interest.

     The results from conversations with several banks' officers are encouraging, since we are receiving demonstrating of interest in the Company's secured, credit and prepaid debit card programs. Marketing efforts will continue jointly with the offering of the Company's ATM DEBIT CARDS DISPENSER, the two patents pending applications and the about to be launched in the Web, later in 2001 the Company Internet Website Program marketed as WWW.UBUYDEBITCARDS.COM and the OTC Prepaid Debit Cards, all of them with new exciting features and technology. There is no assurance that these patents pending will be granted related patents.

      EMPLOYEES

     As of the date hereof, the Company has 5 employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary and the valuable acquisition of David J. Koss that was, in June 2000 was appointed president and C.F.O. Pedro P.Llaguno and David J. Koss have received Stock Options Grants (see: Stock Options) for all work (without monetary compensation) done by them.

     Those Stock Options include those to Cuervo were in payment for loans since 1998, at no interest charged, to the Company, for Company expenses, supplies and fees paid by Cuervo on behalf of the Company. Also David J. Koss was granted 25,000 Stock Options per year for a period of four years from the date of his appointment as President of the Company.

     ITEM 7. FINANCIAL STATEMENTS.
             ---------------------

     For information required by Item 7 refer to: " DEFAULT PROOF CREDIT CARD SYSTEM, INC. (A DEVELOPMENT STAGE COMPANY) FINANCIAL STATMENTS DECEMBER 31, 2000 filed as part of this document in Annex I.

                                    CONTENTS
                                                                  PAGE
                                                                   ----
         AUDITORS' REPORT...........................................F-2
         FINANCIAL STATEMENTS
                  BALANCE SHEET.....................................F-3
                  STATEMENTS OF OPERATIONS..........................F-4
                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY......F-5 - F-10
                  STATEMENTS OF CASH FLOW...........................F-11
         NOTES TO FINANCIAL STATEMENTS..............................F-12 - F-17



     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
             -----------------------------------------------------------------

     On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A., 1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants to audit the Company's Consolidated Financial Statements for the year ended December 31, 1999. The reason for this change was for the high expensive fees and charges made by the previous one, at times when the Company can not afford such expenses. Joel S. Baum, CPA, and his Company remain as the Company CPA.

                                    PART III
                                    --------


     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
              ------------------------------------------------------------------

     The directors and executive officers of the Company are as follows:

         Name                               Age               Position
         ----                               ---               --------

Vincent Cuervo, C.E.O.                      71                Director

David J. Koss. President                    41

Ciro B. Sosa, Vice President                72                Director

Pedro P. Llaguno, Vice President            69                Director


     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     VINCENT CUERVO has been Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in August 1985. From January 1984 until March 1986 he was the general managing agent for Travelers Life Insurance Co., Ltd., and Summit National Life Insurance Company. From September 1962 through December 1983, he was general managing agent for Crown Life Insurance Company for South Florida. Mr. Cuervo holds a Juris Doctor Degree from the University of Havana, Cuba.

     CIRO B. SOSA has been a Vice-President and a Director of the Company since January 1986. Since 1964, Mr. Sosa has been owner of Futura Advertising, an advertising agency located in Coral Gables, Florida.

     PEDRO P.LLAGUNO has been Secretary and a Director of the Company since January 1986. Since 1977 Mr. Llaguno has been an attorney at Law.

     DAVID J. KOSS, has been president and CFO since June 2000, a 18 year financial services professional and with a large experience in the banking industry.

     Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

     There are no family relationships between any of the Company's directors or executive officers.

     During the last five years none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

     ( i ) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;

     (ii ) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (iii) Being subject to any order, judgment or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (iv ) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

     ITEM 10. EXECUTIVE COMPENSATION.
     --------------------------------

     General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2000 exceeded one hundred thousand dollars.

                           SUMMARY COMPENSATION TABLE

                                                    LONG-TERM COMPENSATION
                                                    ----------------------
                       ANNUAL COMPENSATION            AWARDS         PAYOUTS
                    --------------------------------------------------------
(A)            (B)     (C)      (D)       (E)        (F)         (G)      (H)         (1)
                                         OTHER                SECURITIES
NAME                                     ANNUAL   RESTRICTED  UNDER              ALL OTHER AND
                                         COMPEN-     STOCK    LYING      LTIP    COMPEN-
PRINCIPAL                                SATION      AWARDS   OPTIONS/  PAYOUTS  SATION
Position       year  Salary($) Bonus($)    ($)        ($)     SARs(@)     ($)    ($)
----------------------------------------------------------------------------------------------
VINCENT CUERVO
CEO            2000     0         0        0          0            0       0          0
               1999     0         0        0          0            0       0          0
               1998     0         0        0       20,000          0       0          0


                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION/SAR VALUES

(a)           (b)              (c)             (d)               (e)
--------------------------------------------------------------------------------
                                             NUMBER OF
                                             SECURITIES      Value of
                                             UNDERLYING      UNEXERCISED
                                             UNEXERCISED     IN-THE-MONEY
                                             OPTIONS/SARS    OPTIONS/SAR AT
                                             FY-END ($)      FY-END ($)

           Shares Acquired   Value           Exercisable/    Exercisable/
Name       on Exercise (#)   Realized ($)    Unexercisable   Unexercisable

V.CUERVO        0              0              228,000/0     228,000x5=1,140,000/

                                    PART IV

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
               ---------------------------------------------------------------

     The following table sets forth information on early January 2000 and at February 18, 2000 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (I) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and (iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

Name of Beneficial    Amount and Nature of          Percentage of
      Owner           Beneficial Ownership     Outstanding Shares Owned

VINCENT CUERVO
Miami, FL 33143                370,291                26.%

CIRO B. SOSA
Miami, FL 33145                 24,276                1.7%

PEDRO P. LLAGUNO
Miami, FL 33145                 33,642                2.4%

KATHY WILLIAMS
Mississuaga, Ontario            19,750                1.4%

DAVID J. KOSS                   10,000                0.7%
Miami, Fl 33145

ERIC H. SPELLMAN                83,500                5.93%
Larchmont, NY
Officers/directors,
promoters, as a group          541,459               38.13%

     The Company is not aware of any arrangements which may result in a change of control of the Company.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATE TRANSACTIONS.
              ----------------------------------------------

     Last November 1997 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the ATM Debit Card Dispenser patents pending filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the understanding agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 225,000. Stock Option of the Company's Common Stock $0.01 par value per Share at an exercising Option Price of $0.15 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending (ATMDCD) will be issued.

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

     On December 1998 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the INTERNET WEBSITE PROGRAM, (WWW.UBUYDEBITCARDS.COM) patent pending application filed by Vincent Cuervo at his own expense with the US Patent and Trademark Office, Washington, D.C. and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 300,000. Stock Option of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending application will be issued.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue the stock option grant to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

     On May 2000 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH THE POS TERMINALS (The OTC Prepaid Debit Card) patent pending application filed with the US Patent and Trademark Office, Washington, D.C. by Vincent Cuervo at his expense, and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 500,000. Stock Option of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending application will be issued.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue the stock option grant to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

     SECURITIES OUTSTANDING

     The Company is authorized to issue 2,500,000 shares of $0.01 par value common stock (the Shares). As of December 31, 2000 there are 1,424,634 currently outstanding shares, and 541,459 of the Company outstanding shares are restricted shares. The Company also has 36,000 Stock Options of the Company's Common Stock $0.01 par value at an exercise price ranging from $0.75 to $1.75 per share (an average exercise price of $1.05 per share), and another 145,000 Stock Options of the Company's Common Stock $0.01 par value to purchase shares until February 2, 2002, at an exercise price of $0.15 cents per share, and 125,000 Stock Options of the Company's Common Stock $0.01 to purchase shares exercisable for five year periods at a price of $0.14 or the last preceding day on which the Company's shares were trade as reported on the NASDAQ:OTC-BB on July 17, 1998. There are 200,000 Stock Options of the Company Common Stock $0.01 exercise price ranging from $0.38 to $1.87 per share exercisable from May 1999 to April 2012.

     On November 2, 2000 Vincent Cuervo exercised 125,283 shares of the Company's Common Stock $0.01 par value per share at the exercise price of $1.00 per share or one share per each dollar owed by the company to Vincent Cuervo as per October 2, 1998 Special Meeting of the Board of Directors. SEE STOCK OPTIONS.

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

     SOCK OPTIONS

     On August 2, 1993 the Company issued to its principal stockholder Dr. Vincent Cuervo and one of its officers, Pedro P.Llaguno, Esq., Stock Options to purchase stock of the Company's Common Stock $0.01 par value to purchase 7,000 Vincent Cuervo, and 2,000 Pedro P. llaguno yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price range varies from $0.50 to $1.75. The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro P. Llaguno, were not exercised on August 2, 1998, the expiration date and were canceled. 2,500 stock options have been exercised and the balance outstanding awards continue to be exercisable as of December 31, 2000.

     On February 1995, the Company issued to its principal shareholder Vincent Cuervo and one of its officers P. P. Llaguno, Stock Options to purchase 20,000 Vincent Cuervo and 15,000 Pedro P. Llaguno, Esquire, of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price at $0.10 and $0.15 respectably. 15,000 stock options have been exercised and the balance of the outstanding awards continue to be exercisable as of December 31, 2000.

     On July 17, 1998, the Company issued to its principal shareholder Vincent Cuervo and to one of its officer Pedro P. Llaguno, Stock options to purchase 20,000 Vincent Cuervo and 5,000 Pedro P. Llaguno, Esq., of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price is of $0.14. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 2000.

     On June 29,1999 on a Special Meeting of the Company's Board Of Directors David J. Koss, newly appointed President and Chief Financial Officer, was granted 25,000 Stock Option Shares per year for four years of the Company's Common Shares $0.01 par value per share at an exercise price of $0.38 per shares. David J. Koss will receive the Option Shares each year or to such time he shall cease providing services to the Company for whatever reason, including the year in which his services to the Company are terminated. The Option Shares shall be deemed restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

     The above stock options to purchase the Company's Common Stock, were issued to the Company's President/Principal Stockholder for his daily work and services. Vincent Cuervo received minimal compensation during 1993, and no compensation since 1994 first quarter, at which time Dr. Cuervo also waived his salary and bonuses up to that date. Since March 1994 he has made no bearing interest loans to the Company for the payment of its administrative expenses. The officer, P.P. Llaguno has rendered his legal services, and many other services beyond his obligations at no charge. David J. Koss have not received salary or refund of personal expenses since mid 1998.

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

     SECURITIES TRANSFER AGENT

     The Transfer Agent for the Company's Securities is Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

     RECENT SALES OF UNREGISTERED SECURITIES.

     On February 18, 2000 the Company issued 7,000 shares of the Company's Common Stock $0.01 par value per share to Maria T. C. Schafer webmaster in payment for her continuous services in the conditioning and preparation for the web internet e-commerce related to the Company's INTERNET WEBSITE PROGRAM (patent pending.

     On February 28, 2000 the Company issued 500 shares of the Company's Common Stock $0.01 par value per share to Rosa E. Scavo, Esquire in payment for her recent legal services.

     On April 12, 2000 the Company issued 500 shares of the Company's Common Stock $0.01 per shares to Pedro E. Llaguno, for his computer services and assistance, and 4,000 shares to Engineer Jose E. Aguirre for services related to bankers and investors meetings and presentations.

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

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

         EXHIBITS:
         ---------

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


EXHIBIT #1.
-----------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 8 - K
                                   ----------

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

                                       Default Proof Credit Card System, Inc.
                                       (Registrant)


Date: February 1, 1999                 By: VINCENT CUERVO
                                          ---------------
                                          Vincent Cuervo, President & CEO

EXHIBIT #2.
-----------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 8 - K
                                   ----------

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
                              --------------------------------------
                                                        (Registrant)
Date: FEBRUARY 11, 2000                By: VINCENT CUERVO
      -----------------                   -----------------
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

         RESOLVED:

     The Board of Directors of Default Proof Credit Card System, Inc. (OTCBB:DPRS) on this Extraordinary Meeting held today February 11, 2000, approves this unanimously resolution terminating the services of Infante, Lago and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc., for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses.

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

Dated at the City of Miami, Florida this 12th., February, 2000.

                              By: PEDRO P. LLAGUNO, ESQ.,
                                  -----------------------
                                  Pedro P.Llaguno, Secretary

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


                              DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                              --------------------------------------
                                                        (Registrant)


Date: March 14, 2001                   By: VINCENT CUERVO
                                           -----------------
                                           Vincent Cuervo
                                           President & CEO


                                       By: PEDRO P. LLAGUNO, ESQ.,
                                           -----------------------
                                           Pedro P.Llaguno, Secretary

                                                                        ANNNEX 1



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATMENTS
                               DECEMBER 31, 2000

                                 C O N T E N T S


                                                                PAGE
                                                                ----

AUDITORS' REPORT.................................................F-2

FINANCIAL STATEMENTS

         BALANCE SHEET...........................................F-3

         STATEMENTS OF OPERATIONS................................F-4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY............F-5 - F-10

         STATEMENTS OF CASH FLOWS................................F-11

NOTES TO FINANCIAL STATEMENTS....................................F-12 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Baum & Company, P.A.
------------------------
Coral Springs, Florida
February 28, 2001

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 2000



                                     ASSETS
CURRENT ASSETS
   Cash                                                                  162

PROPERTY AND EQUIPMENT (Net of
   Accumulated Depreciation of $1,959)                                 7,835

OTHER ASSETS
   Deferred Patent Costs, Net                                          1,161
                                                                ------------
               TOTAL ASSETS                                     $      9,158
                                                                ============




                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES                                                      -0-

STOCKHOLDERS' DEFICIENCY
      Common Stock, $0.01 Par Value, 2,500,000
         Shares Authorized, 1,424,634 Issued and Outstanding          14,247
      Additional Paid-In Capital                                   4,166,720
      Deficit Accumulated During Developmental Stage              (4,191,809)
                                                                   ---------
               TOTAL STOCKHOLDERS' DEFICIENCY                          9,158
                                                                ------------
                                                                $      9,158


                 See Accompanying Notes to Financial Statements

                       DEFAULT PROOF CREDIT CARD SYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS

                                                                     CUMULATIVE FROM
                                                                     AUGUST 14, 1985          FOR THE YEARS ENDED
                                                                       (INCEPTION)                 DECEMBER 31,
                                                                         THROUGH              -------------------
                                                                     DECEMBER 31, 2000       2000               1999
                                                                    --------------------    ------------     -----------
EXPENSES
    General & Administrative                                             $ 3,137,565        $    57,040      $    64,319
    Officer Salary                                                           986,556                  -                -
    Marketing                                                                393,358                  -                -
    Depreciation & Amortization                                              100,666              1,959                -
    Expired Public Offering Costs                                            179,211                  -                -
                                                                       -------------        -----------      -----------
    Total Expenses                                                         4,797,356             58,999           64,319
                                                                       -------------        -----------      -----------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                                          (90,000)                 -                -
    Interest & Other Income                                                  423,220                  -                -
    Loss on Marketable Securities                                            (96,529)                 -                -
    Loss on Sale of Equipment                                                (34,144)                 -                -
                                                                       -------------        -----------      -----------
    Total Other Income (Expense)                                             202,547                  -                -
                                                                       -------------        -----------      -----------
Net Loss before Income Taxes and Extraordinary Item(4,594,809)               (58,999)           (64,319)
Income tax benefit                                                            25,436                  -                -
                                                                       -------------        -----------      -----------
Net Loss before Extraordinary Item                                        (4,569,373)           (58,999)               -

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                                   257,800                  -                -
Benefit from utilization of net operating loss carryforward                  139,764                  -                -
                                                                       -------------        -----------      -----------
NET (LOSS) INCOME                                                      $  (4,171,809)       $   (58,999)     $   (64,319)
                                                                       =============        ===========      ===========

Basic Loss per Common Share
    Loss before extraordinary income                                   $       (0.55)       $     (0.01)     $     (0.01)
    Extraordinary item (net, plus Tax Benefits)                        $       (0.05)       $         -      $         -
                                                                       -------------        -----------      -----------
Net (Loss) Earnings per Common Share                                   $       (0.50)       $     (0.01)     $     (0.01)
                                                                       =============        ===========      ===========

Diluted Loss per Common Share
    Loss before extraordinary income                                   $       (0.46)       $     (0.01)    $      (0.01)
    Extraordinary item (net, plus Tax Benefits)                        $       (0.04)       $         -     $          -
                                                                       -------------        -----------     ------------
Net (Loss) Earnings per Common Share                                   $       (0.42)       $     (0.01)    $      (0.01)
                                                                       =============        ===========     ============

Weighted Average Number of  Common
    Shares Outstanding                                                                        1,347,493        1,198,296
                                                                                              =========        =========


                 See Accompanying Notes to Financial Statements

                       DEFAULT PROOF CREDIT CARD SYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                  DEFICIT
                                                    COMMON STOCK                                ACCUMULATED
                                                    -------------                  ADDITIONAL    DURING THE
                                                     # OF SHARES                     PAID-IN    DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL       STAGE           TOTAL
                                                    -----------    -----------   -----------    -----------    -----------

To a Director, for Cash & Other Property
 (A, B, C) ......................................     2,518,000          2,518        11,705           --            4,223
To Directors & Officers for non-Cash
 Considerations Received (A, B, D) ..............       582,750            583        16,900           --           17,483
To Others for non-Cash Considerations
 Received (A, B, D) .............................        49,250             49         1,428           --            1,477
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 .....................     3,150,000          3,150        30,033           --           33,183
Private Placement Offering, Net of
 Issuance Costs of $16,453 (A, E) ...............       312,500            312       108,235           --          108,547
Patent License Costs (M) ........................          --             --        (125,000)          --         (125,000)
Dec. 31/86--Net Loss ............................          --             --            --          (44,461)       (44,461)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 .....................     3,462,500          3,462        13,268        (44,461)       (27,731)
May 7/87-- to a Director/Officer for Property
 (A, B, C) ......................................       500,000            500          (500)          --             --
May 12/87-- to a Director/Officer for Cash
 (A, F) .........................................       100,000            100        39,900           --           40,000
Reversal of Accrued License Costs (M) ...........          --             --          25,000           --           25,000
Capital Contribution by Principal Stockholder ...          --             --          78,076           --           78,076
Oct. 12/87-- Public Offering, net of Costs ......   $    76,314      1,131,010         1,132      1,336,318      1,337,450
Dec. 31/87--Net Loss ............................          --             --            --         (176,052)      (176,052)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 .....................     5,193,510          5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88-- to Directors/Officers for Property
 (A, G) .........................................       800,000            800          --             --              800
May 1/88-- to Others for non-Cash Considerations
 Received (A, H) ................................        95,750             96           (96)          --             --
May 19/88-- Proceeds from Public Offering, net of
 Public Offering Costs of .......................   $   487,287      2,300,000         2,300      1,810,413      1,812,713
Patent License Costs (M) ........................          --             --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ...........       128,300            128       160,247           --          160,375
Dec. 31/88--Net Loss ............................          --             --            --         (405,875)      (405,875)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 .....................     8,517,560          8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ...........         3,000              3         5,997           --            6,000
Issuance of Stock by Principal Stockholder ......          --             --         110,000           --          110,000
Dec. 31/89--Net Loss ............................          --             --            --       (1,129,559)    (1,129,559)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 .....................     8,520,560    $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197
Dec. 31/90--Net Loss
                                                                                                 (1,175,201)    (1,175,201)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560          8,521     3,478,623     (2,931,148)       555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) ......................       125,000            125         7,375          7,500
Oct. 3/91-- To Directors & Officers for non-Cash
 Considerations Received (A, J) .................        85,000             85         5,015          5,100
Dec. 31/91--Net Loss
                                                                                                   (430,800)      (430,800)
                                                    -----------    -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560          8,731     3,491,013     (3,361,948)       137,796

                 See Accompanying Notes to Financial Statements

                       DEFAULT PROOF CREDIT CARD SYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)


            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)


                                                                                                  DEFICIT
                                                    COMMON STOCK                                ACCUMULATED
                                                    -------------                  ADDITIONAL    DURING THE
                                                     # OF SHARES                     PAID-IN    DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL       STAGE           TOTAL
                                                    -----------    -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1991 ........................     8,730,560          8,731     3,491,013    (3,361,948)       137,796
 Aug. 12/92-- to an Individual for Professional
   Services Rendered (A, K) ........................        50,000             50         2,950         3,000
Dec. 31/92--Net Loss                                                                                 (173,144)      (173,144)
                                                        ----------        -------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1992 ........................     8,780,560          8,781     3,493,963    (3,535,092)       (32,348)
 Feb. 12/93-- to a Related Entity in Consideration
   for Deferral of Loan Repayment (A, L) ...........        46,850             47         2,753         2,800
Dec. 31/93--Net Loss                                                                                 (450,366)      (450,366)
                                                        ----------        -------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1993 ........................     8,827,410          8,828     3,496,716    (3,985,458)      (479,914)
 Feb. 22/94-- to Various Parties for Professional
   Services Rendered (A, N) ........................        75,000             75         7,425         7,500
 Jul. 25/94--to an Individual for Professional
   Services Rendered (A, O) ........................        30,000             30         5,970         6,000
 Jul. 25/94-- to Various Parties for Secretarial
   Services Rendered (A, P) ........................        10,000             10         1,990         2,000
Dec. 31/94--Net Loss                                                                                 (198,366)      (198,366)
                                                        ----------        -------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1994 ........................     8,942,410          8,943     3,512,101    (4,183,824)      (662,780)
 Jul. 25/95--to an Individual for Professional
   Services Rendered (A, Q) ........................       125,000            125        18,625        18,750
Dec. 31/95--Net Loss                                                                                 (103,635)      (103,635)
                                                        ----------        -------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1995 ........................     9,067,410    $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .........................        25,000             25         3,725         3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .........................        60,000             60         8,940         9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, S) .........................        30,000             30         4,470         4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .........................        50,000             50         7,450         7,500
Sep. 13/96--to the President/Principal Shareholder
  in Exchange for Accrued Salaries Waiver up to
  12/31/96 (A, U) ..................................     2,000,000          2,000       298,000       300,000
Dec. 31/96--Net Loss                                                                                  (39,711)       (39,711)
                                                        ----------        -------   -----------   -----------    -----------
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) .........................        50,000             50         8,950         9,000
Feb. 26/97-- to an Individual for Professional
  Services Rendered (A, W) .........................        15,000             15         2,685         2,700
Nov. 5/97-- to an Individual for Professional
  Services Rendered (A, P) .........................        20,000             20         2,980         3,000
Nov BALANCE - DECEMBER 31, 1996 ....................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
 . 5/97--to a Financial Public Relations Company
  for  Professional Services Rendered (A, X) .......       226,100            226        24,634        24,860
Nov. 5/97-- to a Consulting Company for Professional
  Services Rendered (A, Y) .........................       100,000            100        10,900        11,000
Dec. 31/97--Net Gain ...............................                                                  349,910        349,910
                                                        ----------        -------   -----------   -----------    -----------
 BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)


                 See Accompanying Notes to Financial Statements

                       DEFAULT PROOF CREDIT CARD SYSTEMS
                         (A DEVELOPMENT STAGE COMPANY)


            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)


                                                                                                  DEFICIT
                                                    COMMON STOCK                                ACCUMULATED
                                                    -------------                  ADDITIONAL    DURING THE
                                                     # OF SHARES                     PAID-IN    DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL       STAGE           TOTAL
                                                    -----------    -----------   -----------    -----------    -----------


BALANCE - DECEMBER 31, 1997 ......................     11,643,510          11,644       3,903,460     (3,977,260)        (62,156)
Jan. 22/98--to a Financial Public Relations Co. ..
  for Professional Services Rendered (X) .........        200,000             200          21,800         22,000
Apr. 13/98--for Professional Services Rendered (X)        100,000             100          14,900         15,000
Jun. 4/98--for Professional Services Rendered (Y)          50,000              50           8,950          9,000
Aug. 4/98--for Professional Services Rendered (R)          50,000              50           7,950          8,000
Dec. 31/98--Net Loss                                                                                     (71,231)        (71,231)
                                                     ------------    ------------    ------------   ------------    ------------
BALANCE - DECEMBER 31, 1998 ......................     12,043,510    $     12,044    $  3,959,560   ($ 4,048,491)   ($    76,887)
Feb. 1/99--10 to 1 Reverse Stock Split ...........    (10,839,159)    (10,839,129)
Various/99--for Professional Services Rendered ...         66,000             660          22,825         23,485
Dec. 31/99--Net Loss .............................                                                       (64,319)        (64,319)
                                                     ------------    ------------    ------------   ------------    ------------
BALANCE - DECEMBER 31, 1999 ......................      1,270,351          12,304       3,982,385     (4,112,810)       (118,121)
Feb. 28/00--for Professional Services Rendered ...          7,000              70          26,180         26,250
Apr. 2/00--for Professional Services Rendered ....          4,000              40           8,680          8,720
Apr. 12/00--for Professional Services Rendered ...            500               5           1,245          1,250
Jul. 26/00--for Professional Services Rendered ...          2,500              25           1,850          1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt .........................        140,283           1,403         146,380        147,783
Dec. 31/00--Net Loss .............................                                                       (58,999)        (58,999)
                                                     ------------    ------------    ------------   ------------    ------------
BALANCE - DECEMBER 31, 2000 ......................      1,424,634    $     14,247    $  4,166,720   $  4,171,809    $      9,158
                                                     ============    ============    ============   ============    ============


                 See Accompanying Notes to Financial Statements

                        DEFAULT PROOF CREDIT CARD SYSTEMS
                          (A DEVELOPMENT STAGE COMPANY)


            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)(CONTINUED)


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


                 See Accompanying Notes to Financial Statements

                        DEFAULT PROOF CREDIT CARD SYSTEMS
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


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

(Y) Non-cash consideration received consisted of consulting services related to the preparation of 10K filing.. The shares of stock issued for non-cash consideration were recorded at the fair market value of the shares at the date of issuance.




                 See Accompanying Notes to Financial Statements
                                      F-10

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                                   CUMULATIVE FROM            YEARS ENDED
                                                                   AUG. 14, 1985 TO           DECEMBER 31
                                                                    DEC. 31, 2000          2000         1999
                                                                   ----------------        ----         ----
OPERATING ACTIVITIES


Net (Loss) Gain                                                    $    (4,107,990)    $ (58,999)   $ (64,319)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                            102,494         1,959         2,784
    Loss on Marketable Securities                                          130,741             -             -
    Expired Public Offering Costs                                          110,000             -             -
    Cancellation of Stockholder Note Receivable                             55,490             -             -
    Stock Issued in lieu of Cash for Prof. Services                        228,555        38,095             -
    Stock Issued in lieu of Cash for Waived Salaries                       294,000             -             -
    Loss on Sale of Equipment                                               34,144             -             -
    Decrease (Increase) in Other Assets                                    (25,480)            -             -
    Increase (Decrease) in Accrued Expenses                                 10,266       (28,515)       61,535
                                                                   ---------------     ---------    ----------
    NET CASH USED IN OPERATING ACTIVITIES                               (3,167,780)      (47,460)       64,319
                                                                   ---------------     ---------    ----------

INVESTING ACTIVITIES
Purchases of Marketable Securities                                        (130,741)            -             -
Purchases of Property & Equipment                                         (125,227)       11,753             -
Patent License Expenditures                                               (201,864)            -             -
Proceeds from Sale of Equipment                                             22,994             -             -
                                                                   ---------------     ---------    ----------
    NET CASH USED IN INVESTING ACTIVITIES                                 (434,838)       11,753             -
                                                                   ---------------     ---------    ----------

FINANCING ACTIVITIES
Proceeds from Issuance of Stock-Private Offerings                          234,783       126,236             -
Proceeds from Issuance of Stock-Public Offerings                         3,150,163             -             -
Proceeds from Issuance of Stock-Exercise of Warrants                       240,358             -             -
Capital Contributions                                                       78,076             -             -
Net Receipts/Advances to Stockholder                                      (100,600)      (90,367)            -
                                                                   ----------------    ---------    ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            3,602,780        35,869             -
                                                                   ---------------     ---------    ----------

    NET INCREASE (DECREASE) IN CASH                                            162           162             -
    CASH - BEGINNING                                                             -             -             -
                                                                  ----------------     ---------    ----------
    CASH - ENDING                                                 $            162     $     162    $        -
                                                                  ================     =========    ==========



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS ACTIVITY

     Default Proof Credit Card System, Inc. (the "Company") was incorporated on August 14, 1985 under the laws of the State of Florida. The Company owns the intellectual property of several U.S. Patents and patent pending applications and is engaged in the marketing of secured credit cards and of the ATM Prepaid Debit Cards Dispenser for which received notice of patent allowance on April 24, 2000, the over the counter sale and dispensing of prepaid debit cards (patent pending) and the e-commerce internet dispensed of prepaid debit cards under the Domain name ubuydedbitcards.com also patent pending. The Company's offices are located in Coral Gables, Florida. The Company is in the development stage and its operation to date have largely consisted of the research, marketing and development of its products.

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

     EARNINGS (LOSS) PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2000 since the effect would have been anti-dilutive to the Company's net loss per common share.

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

PAGE>
                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES INCOME TAXES (CONTINUED)

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



NOTE 2. GOING CONCERN CONSIDERATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31,2001.

PAGE>
                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000

NOTE 3. DUE FROM STOCKHOLDER

     Due from stockholder consisted of various non-interest bearing and due upon demand advances.

NOTE 4. LICENSE AGREEMENT

     The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed. The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet e-commerce, known as the domain name ubuydebitcards.com are now in process of receive patent allowances.

NOTE 5. EMPLOYMENT AGREEMENT

     On September 1, 1988, the president/principal stockholder entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. The agreement terminates upon the stockholder's seventy-sixth birthday, or his death or disability, whichever occurs first. The agreement also provides that in the event of a termination for other than cause, death or disability, he shall receive severance pay in the amount equal to his salary, payable during the remainder of his employment term.

NOTE 6. STOCK OPTIONS

     1988 STOCK OPTION PLAN

     In August 1988, the Company adopted the 1988 Stock Option Plan. Under this plan, stock options to purchase 600,000 shares of common stock may be granted to employees, officers and other persons providing services to the Company, a parent or a subsidiary of the Company.

     The 1988 Stock Option Plan is intended to qualify as an "Incentive Stock Option Plan" under Section 422A of the Internal Revenue Code. Under the Stock Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company's common stock at the date the option is granted (110% of fair market value for 10% or greater

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000

NOTE 6. STOCK OPTIONS

     1988 STOCK OPTION PLAN (CONTINUED)

     shareholders) and options granted to any one participant may not exceed $100,000 in option price per year. Options may be granted within tne (10) years from the adoption of the 1988 Stock Option Plan. Each option granted under the 1988 Stock Option Plan must be exercised within ten (10) years from the date of grant.

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

     As of May 19, 2000 the Company has agreed to grant its C.E.O. and inventor over ten year non-plan options to purchase the Company's Common Stock $0.01 par value per share in the amount of 500,000 shares, contingent upon the issuance of patent allowance related to certain patent application.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000


NOTE 6. STOCK OPTIONS OTHER STOCK OPTIONS (CONTINUED)

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

     A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                               Year Ended December 31,
                                              2000                 1999
                                     --------------------  ------------------
                                                 WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE
                                       SHARES    PRICE     SHARES*    PRICE
                                     ----------  --------  -------    ------
Outstanding at beginning of year        302,000  $ 3.30    212,500    $ 3.30
Granted                               1,025,000  $ 1.375   100,000    $ 0.87
Exercised                               (17,500)    -            -         -
Forfeited                               (22,000) $  -       (9,500)   $(0.50)
                                     ----------            -------
Outstanding at end of year            1,287,500  $ 2.17    302,000    $ 3.30
                                     ----------
Options exercisable at year-end         527,000  $ 2.50    302,000    $ 3.30
                                     ==========            =======

* The 1999 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2000


NOTE 6. COMMON STOCK SPLIT

     On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split.

NOTE 7. INCOME TAXES

     At December 31, 2000, the Company had a net operating loss carry forward of approximately $4 million, that expires through 2015.

     The Company has a deferred tax asset of approximately $1,500,000 as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

NOTE 8. PATENT ISSUED

     On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.