Form 10QSB
period 2001-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2001-04-19
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                  FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUATERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE EXCHANGE ACT OF 1934

     For the Quarterly Period Ended MARCH 31, 2001

                                      OR

( )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 14(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________to ________________

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

-----------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,459,634 (as of March 31, 2001).

Transitional Small Business Disclosure Format
Yes  X   No  _
     -

                                C O N T E N T S


                                                                    PAGE
                                                                    ----
FINANCIAL STATEMENTS

         BALANCE SHEET                                               3

         STATEMENTS OF OPERATIONS                                    4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                5 -10

         STATEMENTS OF CASH FLOWS                                    11

NOTES TO FINANCIAL STATEMENTS                                        12 - 18

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET
                                 March 31, 2001

      ASSETS

Cash                                                                $    22,002
Office Equipment                                                          7,835
     Deferred Patent Costs, Net                                           1,161
                                                                    -----------
TOTAL ASSETS                                                        $    30,998
                                                                    ===========


      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
      Common Stock, $0.01 Par Value, 2,500,000
      Shares Authorized, 1,459,634 Issued and Outstanding           $    14,597
                      Additional Paid-In Capital                      4,201,370
      Deficit Accumulated During Developmental Stage                 (4,184,969)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                         30,998
                                                                    -----------
         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY               $    30,998
                                                                    ===========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                             STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED
                                                           MARCH  31, 2001
                                                     --------------------------

INCOME
    Other Income                                         $                 0
                                                         -------------------

EXPENSES
    General & Administrative                             $            13,160
    Depreciation & Amortization                                            -
                                                         -------------------
      Total Expenses                                                  13,160
                                                         -------------------



NET LOSS                                                 $           (13,160)
                                                         ===================

Basic Loss per Common Share
    Loss before extraordinary income                      $            (0.55)
    Extra ordinary item (net, plus Tax Benefits)          $            (0.05)
                                                          ------------------
Net Loss per Common Share                                 $            (0.50)
                                                          ==================

Diluted Loss per Common Share
    Loss before extraordinary income                      $            (0.46)
     Extraordinary iterm (net, plus Tax Benefits)         $            (0.04)
    -                                                     ------------------
Net (Loss) Earnings per Common Share                      $            (0.42)
                                                          ==================

Weighted Average Number of  Common
    Shares Outstanding                                             1,347,493
                                                                   =========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 DEFICIT
                                                           COMMON STOCK                          ACCUMULATED
                                                      ------------------------     ADDITIONAL    DURING THE
                                                           # OF SHARES              PAID-IN      DEVELOPMENT
                                                        ISSUED        AMOUNT        CAPITAL      STAGE              TOTAL
                                                        ------        ------        -------      -----------        -----

To a Director, for Cash & Other Property
   (A, B, C) .....................................     2,518,000         2,518        11,705           --            4,223
To Directors & Officers for non-Cash
   Considerations Received (A, B, D) .............       582,750           583        16,900           --           17,483
To Others for non-Cash Considerations
   Received (A, B, D) ............................        49,250            49         1,428           --            1,477
                                                       ---------      --------    ----------     ----------      ---------
BALANCE - DECEMBER 31, 1985 ......................     3,150,000         3,150        30,033           --           33,183

Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ..............       312,500           312       108,235           --          108,547
Patent License Costs (M) .........................          --            --        (125,000)          --         (125,000)
Dec. 31/86--Net Loss .............................          --            --            --          (44,461)       (44,461)
                                                       ---------      --------    ----------     ----------      ---------

BALANCE - DECEMBER 31, 1986 ......................     3,462,500         3,462        13,268        (44,461)       (27,731)

May 7/87-- to a Director/Officer for Property
   (A, B, C) .....................................       500,000           500          (500)          --             --
May 12/87-- to a Director/Officer for Cash
   (A, F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ............          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ....          --            --          78,076           --           78,076
Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010         1,132     1,336,318           --        1,337,450
Dec. 31/87--Net Loss .............................          --            --            --         (176,052)      (176,052)
                                                       ---------      --------    ----------     ----------      ---------

BALANCE - DECEMBER 31, 1987 ......................     5,193,510         5,194     1,492,062       (220,513)     1,276,743

Apr. 7/88-- to Directors/Officers for Property
   (A, G) ........................................       800,000           800          --             --              800
May 1/88-- to Others for non-Cash Considerations
   Received (A, H) ...............................        95,750            96           (96)          --             --
May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 .............     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .........................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ............       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss .............................          --            --            --         (405,875)      (405,875)
                                                       ---------      --------    ----------     ----------      ---------

BALANCE - DECEMBER 31, 1988 ......................     8,517,560         8,518     3,362,626       (626,388)     2,744,756

Warrants Converted at $2.00 per Share ............         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .......          --            --         110,000           --          110,000
Dec. 31/89--Net Loss .............................          --            --            --       (1,129,559)    (1,129,559)
                                                       ---------      --------    ----------     ----------      ---------

BALANCE - DECEMBER 31, 1989 ......................     8,520,560   $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 DEFICIT
                                                           COMMON STOCK                          ACCUMULATED
                                                      ------------------------     ADDITIONAL    DURING THE
                                                           # OF SHARES              PAID-IN      DEVELOPMENT
                                                        ISSUED        AMOUNT        CAPITAL      STAGE              TOTAL
                                                        ------        ------        -------      -----------        -----



BALANCE - DECEMBER 31, 1989 .....................     8,520,560      $   8,521   $ 3,478,623    $(1,755,947)   $1,731,197

Dec. 31/90--Net Loss                                        -                -           -       (1,175,201)   (1,175,201)
                                                      ---------      ---------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560          8,521     3,478,623    (2,931,148)       555,996

Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000            125         7,375             -          7,500
Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000             85         5,015             -          5,100
Dec. 31/91--Net Loss                                                                              (430,800)      (430,800)
                                                      ---------      ---------   -----------    -----------     ----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560          8,731     3,491,013    (3,361,948)       137,796

Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000             50         2,950             -          3,000
Dec. 31/92--Net Loss                                        -                -           -        (173,144)      (173,144)
                                                      ---------      ---------   -----------     ----------      ---------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560          8,781     3,493,963    (3,535,092)       (32,348)

Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850             47         2,753             -          2,800
Dec. 31/93--Net Loss                                        -                -           -        (450,366)      (450,366)
                                                      ---------      ---------   -----------     ----------      ---------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410          8,828     3,496,716    (3,985,458)      (479,914)

Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000             75         7,425             -          7,500
Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000             30         5,970             -          6,000
Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000             10         1,990             -          2,000
Dec. 31/94--Net Loss                                        -                -           -        (198,366)      (198,366)
                                                      ---------      ---------   -----------     ----------      ---------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410          8,943     3,512,101    (4,183,824)      (662,780)

Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000            125        18,625             -         18,750
Dec. 31/95--Net Loss                                        -                -           -        (103,635)      (103,635)
                                                      ---------      ---------   -----------     ----------      ---------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410    $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 DEFICIT
                                                           COMMON STOCK                          ACCUMULATED
                                                      ------------------------     ADDITIONAL    DURING THE
                                                           # OF SHARES              PAID-IN      DEVELOPMENT
                                                        ISSUED        AMOUNT        CAPITAL      STAGE              TOTAL
                                                        ------        ------        -------      -----------        -----

BALANCE - DECEMBER 31, 1995                            9,067,410    $ 9,068   $ 3,530,726     ($ 4,287,459)        ($ 747,665)
                                                     -----------    -------   -----------     -------------        -----------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R)                              25,000         25         3,725               -               3,750
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K)                              60,000         60         8,940               -               9,000
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S)                              30,000         30         4,470               -               4,500
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T)                              50,000         50         7,450               -               7,500
Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U)                                    2,000,000      2,000       298,000               -             300,000
Dec. 31/96--Net Loss                                           -          -             -         (39,711)            (39,711)
                                                     -----------    -------   -----------     -------------        -----------
BALANCE - DECEMBER 31, 1996                           11,232,410     11,233     3,853,311       (4,327,170)          (462,626)

Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V)                              50,000         50         8,950               -               9,000
Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W)                              15,000         15         2,685               -               2,700
Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P)                              20,000         20         2,980               -               3,000
Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X)           226,100        226        24,634               -              24,860
Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y)                             100,000        100        10,900               -              11,000
Dec. 31/97--Net Gain                                           -          -             -         349,910             349,910
                                                     -----------    -------   -----------     -------------        -----------
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460      (3,977,260)            (62,156)


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 DEFICIT
                                                           COMMON STOCK                          ACCUMULATED
                                                      ------------------------     ADDITIONAL    DURING THE
                                                           # OF SHARES              PAID-IN      DEVELOPMENT
                                                        ISSUED        AMOUNT        CAPITAL      STAGE              TOTAL
                                                        ------        ------        -------      -----------        -----
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460        (3,977,260)        (62,156)

Jan. 22/98--to a Financial Public Relations Co.
    for Professional Services Rendered (X)               200,000        200        21,800                 -          22,000
Apr. 13/98--for Professional Services Rendered (X)       100,000        100        14,900                 -          15,000
Jun. 4/98--for Professional Services Rendered (Y)         50,000         50         8,950                 -           9,000
Aug. 4/98--for Professional Services Rendered (R)         50,000         50         7,950                 -           8,000
Dec. 31/98--Net Loss                                           -          -             -           (71,231)        (71,231)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - DECEMBER 31, 1998                           12,043,510    $12,044    $3,959,560       ($ 4,048,491)      ($ 76,887)

Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)
Various/99--for Professional Services Rendered            66,000        660        22,825                 -           23,485
Dec. 31/99--Net Loss                                           -          -             -            (64,319)        (64,319)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - DECEMBER 31, 1999                           $1,270,351   $ 12,704    $3,982,385       ($4,112,810)       ($117,721)

Feb. 28/00--for Professional Services Rendered             7,000         70        26,180                 -           26,250
Mar. 31/00--Net Loss                                           -          -             -           (35,571)         (35,571)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - MARCH 31, 2000                               1,277,351     12,774     4,008,565        (4,148,381)        (127,042)

Apr. 12/00--for Professional Services Rendered             4,000         40         8,680                 -            8,720
Apr. 12/00--for Professional Services Rendered               500          5         1,245                 -            1,250
Jun. 30/00--Net Loss                                           -          -             -           (18,049)         (18,049)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - JUNE 30, 2000                                1,281,851     12,819     4,018,490        (4,166,430)        (135,121)

Jul. 26/00--for Professional Services Rendered             2,500         25         1,850                -             1,875
Sep. 30/00--Net Income                                         -          -             -             5,120            5,120
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - SEPTEMBER 30, 2000                           1,284,351     12,844     4,020,340        (4,161,310)        (128,126)

Nov./00--for Exercise of Stock Options in Exchange
For Extingment of Debt                                   140,283      1,403       146,380                 -          147,783
Dec/ 31/00--Net Loss                                           -          -             -           (10,499)         (10,499)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - DECEMBER 31, 2000                            1,424,634     14,247     4,166,720        (4,171,809)           9,158

Jan. 31/01--to Directors/Officers                         20,000        200        19,800                 -           20,000
Jan. 31/01--to Directors/Officers                         15,000        150        14,850                 -           15,000
Mar. 31/01--Net Loss                                           -          -             -           (13,160)         (13,160)
                                                      ----------    -------     ---------        -----------       ---------
BALANCE - MARCH 31, 2001                               1,459,634     14,597     4,201,370        (4,184,969)          30,998
                                                      ==========    =======     =========        ===========       =========

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                 FOR THE THREE MONTHS ENDED
                                                        MARCH 31, 2001
                                                        --------------

OPERATING ACTIVITIES
Net Loss                                                 $     (13,160)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Stock Issued in lieu of Cash                                35,000
                                                         -------------
NET CASH USED IN OPERATING ACTIVITIES                           21,840
                                                         -------------

INVESTING ACTIVITIES
--------------------
Purchases of Property & Equipment                                    0
                                                         -------------

      NET CASH USED IN INVESTING ACTIVITIES                          0
                                                         -------------

FINANCING ACTIVITIES
--------------------
Capital Contributions
Net Receipts/Advances to Stockholder                                 0
                                                         -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    0
                                                         -------------
NET INCREASE (DECREASE) IN CASH                                 21,840

CASH - BEGINNING                                                   162

CASH - ENDING                                            $      22,002
                                                         =============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

               NOTE 3.     LICENSE AGREEMENT

               The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed. The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet e-commerce, the known as the domain name ubuydebitcards.com are now in process of receive patent allowances

               NOTE 4.     EMPLOYMENT AGREEMENT

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

               NOTE 5.     STOCK OPTIONS
               1988 STOCK OPTION PLAN

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

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

               At  December  31,  1998  and  1997  total  non-qualified  options outstanding were 2,125,000 and 1,525,000, respectively. At December 31, 1998 and 1997 2,125,000 and 1,525,000, respectively, of the non-plan options were fully vested.

               As of December 31, 1998 and 1997 the Company has agreed to grant its President, CEO and inventor other five-year non-qualified option grant to purchase of the Company Common Stock $0.001 par value per share in the amounts of 2,250,000 and 3,000,000 respectively, contingent upon the issuance of patent allowances related to certain patent applications. These options will have exercise prices of $0.10 and $0.15, respectively.

               As of May 19, 2000 the Company has agreed to grant its C.E.O. an inventor over ten year non-qualified option grant to purchase the Company's Common Stock $0.01 par value per share in the amount of 500,000 shares, contingent upon the issuance of patent allowance related to certain patent application.

               As of January 11, 2001 the new appointed Directors receive each one a 25,000 non-qualified Stock Option Grant to purchase the Company's Common Stock $0.01 par value per share contingent to their continue work and services rendered to the Company and exercisable after twelve months from that date and for an exercisable term of five years. On that date Rosa Scavo, Esquire received a non-qualified Stock Option Grant to purchase 40,000 Shares, and Pedro Emilio Llaguno 16,000 Shares of the Company's Common Stock $0.01 par value per share exercisable twelve months from the date of the Grant and for a period of five years.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUE)
                                 March 31, 2001

               As of March 9, 2001 Jesus Sanchelima, Esq., receive a non-qualified Stock Option Grant of 4,000 shares of the Company's Common Stock $0.01 par value per shares of which 2,000 shares may be exercisable twelve months from the date of this Grant and the balance of 2,000 in twenty four months from the date of this Grant and for an exercisable term of five years.

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

               A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           2000                    1999
                                   --------------------------------------------
                                               Weighted                 Weighted
                                               Average                  Average
                                               Exercise                 Exercise
                                     SHARES      PRICE      SHARES*     PRICE
                                   ----------  --------   ---------   ---------
Outstanding at beginning of year     302,000   $ 3.33      212,500     $ 3.30
Granted                             1,025000     1.375     100,000     $ 0.87
Exercised                            (17,500)     -              -          -
Forfeited                            (22,000)  $  -         (9,500)    $(0.50)
Outstanding at end of year         1,287,500   $ 2.17      302,000     $ 3.33
                                   =========               =======
Options exercisable at year-end      527,000   $ 2.50      302,000     $ 3.33
                                   =========               =======


* The 1999 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

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

     NOTE 9. NEW BOARD MEMBERS

     On January 11th., 2001, at a special meeting of the Company's Board of Directors, David J. Koss, actual President of the company and engineer Jose Aguirre were appointed new members of the Board of Directors.

     NOTE 10. PATENT COOPERATION TREATY APPLICATION FILED

     In the current quarter an application was filed with the Patent Cooperation Treaty. The filing covers one hundred and ten (110) countries preserves all the patent rights, and secures the International Claims Priority of the Company's patents claims.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  April 16, 2001
                                 By: /S/ VINCENT CUERVO
                                 ---------------------------------------
                                 Vincent Cuervo, Chief Executive Officer



Date:  April 16, 2001            By: /S/PEDRO P. LLAGUNO
                                 ---------------------------------------
                                 Pedro, P. Llaguno, Secretary and
                                 Vice President