Form 10QSB/A
period 2001-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2001-05-08
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10 QSB/A

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED
                                                           MARCH  31, 2001
                                                     --------------------------

INCOME
    Other Income                                         $                 0
                                                         -------------------

EXPENSES
    General & Administrative                             $            13,160
    Depreciation & Amortization                                            -
                                                         -------------------
      Total Expenses                                                  13,160
                                                         -------------------



NET LOSS                                                 $           (13,160)
                                                         ===================

Basic Loss per Common Share
    Loss before extraordinary income                      $            (0.01)
    Extra ordinary item (net, plus Tax Benefits)          $                -
                                                          ------------------
Net Loss per Common Share                                 $            (0.01)
                                                          ==================

Diluted Loss per Common Share
    Loss before extraordinary income                      $            (0.01)
     Extraordinary item  (net, plus Tax Benefits)         $                -
    -                                                     ------------------
Net (Loss) Earnings per Common Share                      $            (0.01)
                                                          ==================

Weighted Average Number of  Common
    Shares Outstanding                                             1,347,493
                                                                   =========

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  May 4, 2001
                                 By: /S/ VINCENT CUERVO
                                 ---------------------------------------
                                 Vincent Cuervo, Chief Executive Officer



Date:  May 4, 2001            By: /S/PEDRO P. LLAGUNO
                                 ---------------------------------------
                                 Pedro, P. Llaguno, Secretary and
                                 Vice President