Form 10QSB
period 2001-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2001-07-20
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

        FLORIDA                                  59-2686523
        -------                                  ---------
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

----------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No
    ---     ---

The number of shares outstanding of the registrant common stock is 1,484,634 (as of June 30, 2001).

Transitional Small Business Disclosure Format
Yes  X   No
    ---     ---

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                 C O N T E N T S


                                                                      PAGE
FINANCIAL STATEMENTS

         BALANCE SHEET                                                   3

         STATEMENTS OF OPERATIONS                                        4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                5 -11

         STATEMENTS OF CASH FLOWS                                       12

NOTES TO FINANCIAL STATEMENTS                                      13 - 19

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET
                                  June 30, 2001

      ASSETS

Cash                                                             $     24,479
Office Equipment                                                        7,835
     Deferred Patent Costs, Net                                         1,161
                                                                 ------------
TOTAL ASSETS                                                     $     33,475
                                                                 ============


               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
      Common Stock, $0.01 Par Value, 2,500,000
      Shares Authorized, 1,484,634 Issued and Outstanding        $     14,847
                      Additional Paid-In Capital                    4,210,495
      Deficit Accumulated During Developmental Stage               (4,191,867)
                                                                 ------------
      TOTAL DEFICIENCY IN ASSETS                                       33,475
                                                                 ------------

               TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY      $     33,475
                                                                 ============

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS



                                                      FOR THE SIX MONTHS ENDED
                                                                JUNE  30, 2001


INCOME
    Other Income                                             $             40
                                                             -----------------

EXPENSES
    General & Administrative                                 $         20,098
    Depreciation & Amortization                                             -
                                                             ----------------
      Total Expenses                                                   20,098
                                                             ----------------



NET LOSS                                                     $        (20,058)
                                                             ================

Basic Loss per Common Share
    Loss before extraordinary income                         $          (0.01)
    Extra ordinary item (net, plus Tax Benefits)             $              -
                                                             ----------------
Net Loss per Common Share                                    $          (0.01)
                                                             ================

Diluted Loss per Common Share
    Loss before extraordinary income                         $          (0.01)
     Extraordinary item (net, plus Tax Benefits)             $              -
    -                                                        ----------------
Net (Loss) Earnings per Common Share                         $          (0.01)
                                                             ================

Weighted Average Number of  Common
    Shares Outstanding                                              1,347,493
                                                             ================

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                  DEFICIT
                                                            COMMON STOCK                        ACCUMULATED
                                                      ------------------------    ADDITIONAL    DURING THE
                                                      # OF SHARES                   PAID-IN     DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL        STAGE            TOTAL
                                                       ---------   -----------   -----------    ------------   ------------

To a Director, for Cash & Other Property
   (A, B, C) .....................................     2,518,000         2,518        11,705           --            4,223
To Directors & Officers for non-Cash
   Considerations Received (A, B, D) .............       582,750          --          17,483           --             --
To Others for non-Cash Considerations
   Received (A, B, D) ............................        49,250            49         1,428           --            1,477
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1985 ......................     3,150,000         3,150        30,033           --           33,183

Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ..............       312,500           312       108,235           --          108,547
Patent License Costs (M) .........................          --            --        (125,000)          --         (125,000)
Dec. 31/86--Net Loss .............................          --            --            --          (44,461)       (44,461)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1986 ......................     3,462,500         3,462        13,268        (44,461)       (27,731)

May 7/87-- to a Director/Officer for Property
   (A, B, C) .....................................       500,000           500          (500)          --             --
May 12/87-- to a Director/Officer for Cash
   (A, F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ............          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ....          --            --          78,076           --           78,076
Oct. 12/87-- Public Offering, net of Costs $76,314     1,131,010         1,132     1,336,318           --        1,337,450
Dec. 31/87--Net Loss .............................          --            --            --         (176,052)      (176,052)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1987 ......................     5,193,510         5,194     1,492,062       (220,513)     1,276,743

Apr. 7/88-- to Directors/Officers for Property
   (A, G) ........................................       800,000           800          --             --              800
May 1/88-- to Others for non-Cash Considerations
   Received (A, H) ...............................        95,750            96           (96)          --             --
May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 .............     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .........................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ............       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss                                        --            --            --         (405,875)      (405,875)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1988 ......................     8,517,560         8,518     3,362,626       (626,388)     2,744,756

Warrants Converted at $2.00 per Share ............         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .......          --            --         110,000           --          110,000
Dec. 31/89--Net Loss .............................          --            --            --       (1,129,559)    (1,129,559)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1989 ......................     8,520,560   $     8,521   $ 3,478,623    ($1,755,947)   $ 1,731,197

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                 DEFICIT
                                                            COMMON STOCK                        ACCUMULATED
                                                      ------------------------    ADDITIONAL    DURING THE
                                                      # OF SHARES                   PAID-IN     DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL        STAGE            TOTAL
                                                       ---------   -----------   -----------    ------------   ------------

BALANCE - DECEMBER 31, 1989 .....................     8,520,560   $     8,521   $ 3,478,623   ($1,755,947)   $ 1,731,197

Dec. 31/90--Net Loss ............................          --            --            --      (1,175,201)    (1,175,201)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560         8,521     3,478,623    (2,931,148)       555,996

Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000           125         7,375          --            7,500
Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000            85         5,015          --            5,100
Dec. 31/91--Net Loss ............................          --            --            --        (430,800)      (430,800)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560         8,731     3,491,013    (3,361,948)       137,796

Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000            50         2,950          --            3,000
Dec. 31/92--Net Loss ............................          --            --            --        (173,144)      (173,144)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560         8,781     3,493,963    (3,535,092)       (32,348)

Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850            47         2,753          --            2,800
Dec. 31/93--Net Loss ............................          --            --            --        (450,366)      (450,366)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410         8,828     3,496,716    (3,985,458)      (479,914)

Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000            75         7,425          --            7,500
Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000            30         5,970          --            6,000
Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000            10         1,990          --            2,000
Dec. 31/94--Net Loss ............................          --            --            --        (198,366)      (198,366)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410         8,943     3,512,101    (4,183,824)      (662,780)

Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000           125        18,625          --           18,750
Dec. 31/95--Net Loss ............................          --            --            --        (103,635)      (103,635)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410   $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)


                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                  DEFICIT
                                                            COMMON STOCK                        ACCUMULATED
                                                      ------------------------    ADDITIONAL    DURING THE
                                                      # OF SHARES                   PAID-IN     DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL        STAGE            TOTAL
                                                       ---------   -----------   -----------    ------------   ------------

BALANCE - DECEMBER 31, 1995                            9,067,410    $ 9,068     $ 3,530,726     ($ 4,287,459)   ($ 747,665)
                                                       ---------   -----------   -----------    -------------  ------------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R)                              25,000         25           3,725              --          3,750
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K)                              60,000         60           8,940              --          9,000
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S)                              30,000         30           4,470              --          4,500
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T)                              50,000         50           7,450              --          7,500
Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U)                                    2,000,000      2,000         298,000              --         300,000
Dec. 31/96--Net Loss                                                                                 (39,711)      (39,711)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1996                           11,232,410     11,233        3,853,311       (4,327,170)    (462,626)

Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V)                              50,000         50            8,950             --          9,000
Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W)                              15,000         15            2,685             --          2,700
Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P)                              20,000         20            2,980             --          3,000
Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X)           226,100        226           24,634             --         24,860
Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y)                             100,000        100           10,900             --         11,000
Dec. 31/97--Net Gain                                         --          --             --           349,910       349,910
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644        3,903,460      (3,977,260)      (62,156)

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                  DEFICIT
                                                            COMMON STOCK                        ACCUMULATED
                                                      ------------------------    ADDITIONAL    DURING THE
                                                      # OF SHARES                   PAID-IN     DEVELOPMENT
                                                         ISSUED        AMOUNT       CAPITAL        STAGE            TOTAL
                                                       ---------   -----------   -----------    ------------   ------------

BALANCE - DECEMBER 31, 1997 ......................     11,643,510       11,644     3,903,460     (3,977,260)        (62,156)
                                                       ---------   -----------   -----------    ------------   ------------
Jan. 22/98--to a Financial Public Relations Co. ..
    for Professional Services Rendered (X) .......        200,000          200        21,800           --            22,000
Apr. 13/98--for Professional Services Rendered (X)        100,000          100        14,900           --            15,000
Jun. 4/98--for Professional Services Rendered (Y)          50,000           50         8,950           --             9,000
Aug. 4/98--for Professional Services Rendered (R)          50,000           50         7,950           --             8,000
Dec. 31/98--Net Loss .............................           --           --            --          (71,231)        (71,231)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1998 ......................     12,043,510    $  12,044   $ 3,959,560   ($ 4,048,491)   ($    76,887)

Feb. 1/99--10 to 1 Reverse Stock Split ...........    (10,839,159)        --            --             --              --
Various/99--for Professional Services Rendered ...         66,000          660        22,825           --            23,485
Dec. 31/99--Net Loss .............................           --           --            --          (64,319)        (64,319)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 1999 ......................   $  1,270,351    $  12,704   $ 3,982,385   ($ 4,112,810)   ($   117,721)

Feb. 28/00--for Professional Services Rendered ...          7,000           70        26,180           --            26,250
Mar. 31/00--Net Loss .............................           --           --            --          (35,571)        (35,571)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - MARCH 31, 2000 .........................      1,277,351       12,774     4,008,565     (4,148,381)       (127,042)

Apr. 12/00--for Professional Services Rendered ...          4,000           40         8,680           --             8,720
Apr. 12/00--for Professional Services Rendered ...            500            5         1,245           --             1,250
Jun. 30/00--Net Loss .............................           --           --            --          (18,049)        (18,049)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - JUNE 30, 2000 ..........................      1,281,851       12,819     4,018,490     (4,166,430)       (135,121)

Jul. 26/00--for Professional Services Rendered ...          2,500           25         1,850           --             1,875
Sep. 30/00--Net Income ...........................           --           --            --            5,120           5,120
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - SEPTEMBER 30, 2000 .....................      1,284,351       12,844     4,020,340     (4,161,310)       (128,126)

Nov./00--for Exercise of Stock Options in Exchange
For Extinguishment of Debt .......................        140,283        1,403       146,380           --           147,783
Dec/ 31/00--Net Loss .............................           --           --            --          (10,499)        (10,499)
                                                       ---------   -----------   -----------    ------------   ------------
BALANCE - DECEMBER 31, 2000 ......................      1,424,634       14,247     4,166,720     (4,171,809)          9,158


                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                              DEFICIT
                                        COMMON STOCK                        ACCUMULATED
                                  ------------------------    ADDITIONAL    DURING THE
                                  # OF SHARES                   PAID-IN     DEVELOPMENT
                                     ISSUED        AMOUNT       CAPITAL        STAGE            TOTAL
                                   ---------   -----------   -----------    ------------   ------------

BALANCE - DECEMBER 31, 2000 .....  1,424,634       14,247    4,166,720       (4,171,809)        9,158
Jan. 31/01--to Directors/Officers     20,000          200       19,800             --          20,000
Jan. 31/01--to Directors/Officers     15,000          150       14,850             --          15,000
Mar. 31/01--Net Loss ............       --           --           --            (13,160)      (13,160)
                                   ---------   -----------   -----------    ------------   ------------
BALANCE - MARCH 31, 2001 ........  1,459,634       14,597    4,201,370       (4,184,969)       30,998

May 11/01--to Directors/Officers      25,000          250        9,125             --           9,375
Jun. 30/00--Net Loss ............       --           --           --             (6,898)       (6,898)
                                   ---------   -----------   -----------    ------------   ------------
BALANCE - JUNE 30, 2001 .........  1,484,634       14,847    4,210,495       (4,191,867)       33,475
                                   =========   ===========   ===========    ============   ============


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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS


                                                       FOR THE SIX MONTHS ENDED
                                                                  JUNE 30, 2001
OPERATING ACTIVITIES
Net Loss                                                          $   (20,058)
Adjustments to Reconcile Net Loss
    Net Cash Provided in Operating Activities:
    Stock Issued in lieu of Cash                                       44,375
                                                                  -----------
NET CASH PROVIDED IN OPERATING ACTIVITIES                              24,317
                                                                  -----------

INVESTING ACTIVITIES
Purchases of Property & Equipment                                           0
                                                                  -----------

      NET CASH USED IN INVESTING ACTIVITIES                                 0
                                                                  -----------

FINANCING ACTIVITIES
Capital Contributions
Net Receipts/Advances to Stockholder                                        0
                                                                  -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                           0
                                                                  -----------
NET INCREASE  IN CASH                                                  24,317

CASH - BEGINNING                                                          162

CASH - ENDING                                                     $    24,479
                                                                  ===========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001

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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001

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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001

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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUE)
                                  June 30, 2001

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

     A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                    2000                  1999
                                                   -----------------------------
                                                   WEIGHTED             Weighted
                                                   AVERAGE              Average
                                                   EXERCISE             Exercise
                                      SHARES        PRICE     SHARES*   PRICE
                                    -----------  ----------   --------  --------

Outstanding at beginning of year       302,000     $  3.30    212,500  $  3.30
Granted                               1,025000        1.375   100,000  $  0.87
Exercised                              (17,500)          -         -        -
Forfeited                              (22,000)    $     -     (9,500) $ (0.50)
Outstanding at end of year           1,287,500     $  2.17    302,000  $  3.33
                                    ===========               =======
Options exercisable at year-end         527,000    $  2.50    302,000  $  3.33
                                    ===========               =======


* The 1999 shares have been restated to reflect 10 to 1 reverse stock split.

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 June 30, 2001


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

                                       DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  July 13, 2001                   By:   /s/ VINCENT CUERVO
                                       ---------------------------------------
                                       Vincent Cuervo, Chief Executive Officer



Date:  July 13, 2001                   By: /s/ PEDRO P. LLAGUNO
                                       --------------------------------------
                                       Pedro, P. Llaguno, Secretary and
                                       Vice President