Form 10QSB
period 2001-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2001-10-24
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended SEPTEMBER 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                             59-2686523
              -------                             ----------
      (State or other jurisdiction      (I.R.S. Employer Identification
            of incorporation)                        Number)

             1545 MILLER ROAD, CORAL GABLES, FLORIDA     33146-2309
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

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

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,493,634 (as of September 30, 2001).

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET
                               September 30, 2001

      ASSETS
      ------

Cash                                                           $      17,048
Office Equipment                                                       7,835
     Deferred Patent Costs, Net                                        1,161
                                                               -------------
TOTAL ASSETS                                                   $      26,044
                                                               =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      -----------------------------------

Stockholders' Equity
      Common Stock, $0.01 Par Value, 2,500,000
      Shares Authorized, 1,493,634 Issued and Outstanding      $     14,937
          Additional Paid-In Capital                              4,291,405
      Deficit Accumulated During Developmental Stage             (4,280,298)
                                                               ------------
      TOTAL STOCKHOLDERS' EQUITY                                     26,044
                                                               ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)          $     26,044
                                                               ============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS



                                                FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER  30, 2001
                                                -------------------------


INCOME
    Other Income                                  $                40
                                                  -------------------

EXPENSES
    General & Administrative                      $           108,529
    Depreciation & Amortization                                     -
                                                  -------------------

    Total Expenses                                            108,529
                                                  -------------------

NET LOSS                                          $          (108,489)
                                                  ===================

Basic Loss per Common Share
    Loss before extraordinary income              $             (0.01)
    Extra ordinary item (net, plus Tax Benefits)  $                 -
                                                  -------------------
Net Loss per Common Share                         $             (0.01)
                                                  ===================

Diluted Loss per Common Share
    Loss before extraordinary income              $             (0.01)
     Extraordinary item (net, plus Tax Benefits) $                 -
    -                                             -------------------
Net (Loss) Earnings per Common Share              $             (0.01)
                                                  ===================

Weighted Average Number of  Common
    Shares Outstanding                                       1,347,493
                                                  ====================

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                      DEFICIT
                                                              COMMON  STOCK                         ACCUMULATED
                                                         ----------------------      ADDITIONAL      DURING THE
                                                         # OF SHARES                   PAID-IN      DEVELOPMENT
                                                           ISSUED        AMOUNT        CAPITAL         STAGE             TOTAL
                                                        ------------    --------     ----------    ------------        ---------


To a Director, for Cash & Other Property(A,B,C) ....     2,518,000         2,518        11,705           --                4,223
To Directors & Officers for non-Cash
   Considerations Received (A, B, D) ...............       582,750          --          17,483           --                 --
To Others for non-Cash Considerations
   Received (A, B, D) ..............................        49,250            49         1,428           --                1,477
                                                        ----------      --------   -----------     ----------        -----------
BALANCE - DECEMBER 31, 1985 ........................     3,150,000         3,150        30,033           --               33,183
Private Placement Offering, Net of
   Issuance Costs of $16,453 (A, E) ................       312,500           312       108,235           --              108,547
Patent License Costs (M) ...........................          --            --        (125,000)          --             (125,000)
Dec. 31/86--Net Loss ...............................          --            --            --          (44,461)           (44,461)
                                                        ----------      --------   -----------     ----------        -----------
BALANCE - DECEMBER 31, 1986 ........................     3,462,500         3,462        13,268        (44,461)           (27,731)
May 7/87-- to a Director/Officer for Property(A,B,C)       500,000           500          (500)          --                 --
May 12/87-- to a Director/Officer for Cash (A,F) ...       100,000           100        39,900           --               40,000
Reversal of Accrued License Costs (M) ..............          --            --          25,000           --               25,000
Capital Contribution by Principal Stockholder ......          --            --          78,076           --               78,076
Oct. 12/87-- Public Offering, net of Costs $76,314 .     1,131,010         1,132     1,336,318           --            1,337,450
Dec. 31/87--Net Loss ...............................          --            --            --         (176,052)          (176,052)
                                                        ----------      --------   -----------     ----------        -----------
BALANCE - DECEMBER 31, 1987 ........................     5,193,510         5,194     1,492,062       (220,513)         1,276,743
Apr. 7/88-- to Directors/Officers for Property (A,G)       800,000           800          --             --                  800
May 1/88-- to Others for non-Cash Considerations
   Received (A, H) .................................        95,750            96           (96)          --                 --
May 19/88-- Proceeds from Public Offering, net of
   Public Offering Costs of $487,287 ...............     2,300,000         2,300     1,810,413           --            1,812,713
Patent License Costs (M) ...........................          --            --        (100,000)          --             (100,000)
Warrants Converted at $1.25 per Share ..............       128,300           128       160,247           --              160,375
Dec. 31/88--Net Loss ...............................          --            --            --         (405,875)          (405,875)
                                                        ----------      --------   -----------     ----------        -----------
BALANCE - DECEMBER 31, 1988 ........................     8,517,560         8,518     3,362,626       (626,388)         2,744,756
Warrants Converted at $2.00 per Share ..............         3,000             3         5,997           --                6,000
Issuance of Stock by Principal Stockholder .........          --            --         110,000           --              110,000
Dec. 31/89--Net Loss ...............................          --            --            --       (1,129,559)        (1,129,559)
                                                        ----------      --------   -----------     ----------        -----------
BALANCE - DECEMBER 31, 1989 ........................     8,520,560      $  8,521   $ 3,478,623    ($1,755,947)       $ 1,731,197

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                  DEFICIT
                                                          COMMON  STOCK                         ACCUMULATED
                                                     ----------------------      ADDITIONAL      DURING THE
                                                     # OF SHARES                   PAID-IN      DEVELOPMENT
                                                       ISSUED        AMOUNT        CAPITAL         STAGE         TOTAL
                                                    ------------    --------     ----------    ------------    ---------


BALANCE - DECEMBER 31, 1989 .....................     8,520,560   $     8,521   $ 3,478,623   ($1,755,947)   $ 1,731,197
Dec. 31/90--Net Loss ............................          --            --            --      (1,175,201)    (1,175,201)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560         8,521     3,478,623    (2,931,148)       555,996

Jul. 10/91--to Various Parties for Professional
    Services Rendered (A, I) ....................       125,000           125         7,375          --            7,500
Oct. 3/91-- To Directors & Officers for non-Cash
   Considerations Received (A, J) ...............        85,000            85         5,015          --            5,100
Dec. 31/91--Net Loss ............................          --            --            --        (430,800)      (430,800)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560         8,731     3,491,013    (3,361,948)       137,796

Aug. 12/92-- to an Individual for Professional
    Services Rendered (A, K) ....................        50,000            50         2,950          --            3,000
Dec. 31/92--Net Loss ............................          --            --            --        (173,144)      (173,144)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1992 .....................     8,780,560         8,781     3,493,963    (3,535,092)       (32,348)

Feb. 12/93-- to a Related Entity in Consideration
    for Deferral of Loan Repayment (A, L) .......        46,850            47         2,753          --            2,800
Dec. 31/93--Net Loss ............................          --            --            --        (450,366)      (450,366)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1993 .....................     8,827,410         8,828     3,496,716    (3,985,458)      (479,914)

Feb. 22/94-- to Various Parties for Professional
    Services Rendered (A, N) ....................        75,000            75         7,425          --            7,500
Jul. 25/94--to an Individual for Professional
    Services Rendered (A, O) ....................        30,000            30         5,970          --            6,000
Jul. 25/94-- to Various Parties for Secretarial
    Services Rendered (A, P) ....................        10,000            10         1,990          --            2,000
Dec. 31/94--Net Loss ............................          --            --            --        (198,366)      (198,366)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1994 .....................     8,942,410         8,943     3,512,101    (4,183,824)      (662,780)

Jul. 25/95--to an Individual for Professional
    Services Rendered (A, Q) ....................       125,000           125        18,625          --           18,750
Dec. 31/95--Net Loss ............................          --            --            --        (103,635)      (103,635)
                                                      ---------      --------   -----------   -----------     ----------
BALANCE - DECEMBER 31, 1995 .....................     9,067,410       $ 9,068   $ 3,530,726   ($4,287,459)    ($ 747,665)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                  DEFICIT
                                                          COMMON  STOCK                         ACCUMULATED
                                                     ----------------------      ADDITIONAL      DURING THE
                                                     # OF SHARES                   PAID-IN      DEVELOPMENT
                                                       ISSUED        AMOUNT        CAPITAL         STAGE         TOTAL
                                                    ------------    --------     ----------    ------------    ---------



BALANCE - DECEMBER 31, 1995                            9,067,410    $ 9,068   $ 3,530,726     ($ 4,287,459)    ($ 747,665)
                                                      ----------     ------     ---------       ----------        -------
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, R)                              25,000         25         3,725             ---           3,750
Jul. 12/96--to an Individual for Professional
    Services Rendered (A, K)                              60,000         60         8,940             ---           9,000
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, S)                              30,000         30         4,470             ---           4,500
Aug. 28/96--to an Individual for Professional
    Services Rendered (A, T)                              50,000         50         7,450             ---           7,500
Sep. 13/96--to the President/Principal Shareholder
    in Exchange for Accrued Salaries Waiver up to
    12/31/96 (A, U)                                    2,000,000      2,000       298,000                         300,000
Dec. 31/96--Net Loss                                         ---        ---           ---          (39,711)       (39,711)
                                                      ----------     ------     ---------       ----------        -------
BALANCE - DECEMBER 31, 1996                           11,232,410     11,233     3,853,311       (4,327,170)      (462,626)

Feb. 26/97--to Director/Officer for Professional
    Services Rendered (A, V)                              50,000         50         8,950             ---           9,000
Feb. 26/97-- to an Individual for Professional
    Services Rendered (A, W)                              15,000         15         2,685             ---           2,700
Nov. 5/97-- to an Individual for Professional
    Services Rendered (A, P)                              20,000         20         2,980             ---           3,000
Nov. 5/97--to a Financial Public Relations Company
    for  Professional Services Rendered (A, X)           226,100        226        24,634             ---          24,860
Nov. 5/97-- to a Consulting Company for Professional
    Services Rendered (A, Y)                             100,000        100        10,900             ---          11,000
Dec. 31/97--Net Gain
                                                             ---        ---           ---          349,910        349,910
                                                      ----------     ------     ---------       ----------        -------
BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460       (3,977,260)       (62,156)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                  DEFICIT
                                                          COMMON  STOCK                         ACCUMULATED
                                                     ----------------------      ADDITIONAL      DURING THE
                                                     # OF SHARES                   PAID-IN      DEVELOPMENT
                                                       ISSUED        AMOUNT        CAPITAL         STAGE         TOTAL
                                                    ------------    --------     ----------    ------------    ---------


BALANCE - DECEMBER 31, 1997                           11,643,510     11,644     3,903,460      (3,977,260)       (62,156)
                                                      ----------    -------    ----------    ------------      ---------
Jan. 22/98--to a Financial Public Relations Co.
    for Professional Services Rendered (X)               200,000        200        21,800             ---         22,000
Apr. 13/98--for Professional Services Rendered (X)       100,000        100        14,900             ---         15,000
Jun. 4/98--for Professional Services Rendered (Y)         50,000         50         8,950             ---          9,000
Aug. 4/98--for Professional Services Rendered (R)         50,000         50         7,950             ---          8,000
Dec. 31/98--Net Loss                                         ---        ---           ---         (71,231)       (71,231)
                                                      ----------    -------    ----------    ------------      ---------
BALANCE - DECEMBER 31, 1998                           12,043,510    $12,044    $ 3,959,560   ($ 4,048,491)     ($ 76,887)
Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)
Various/99--for Professional Services Rendered            66,000        660        22,825             ---         23,485
Dec. 31/99--Net Loss                                         ---        ---           ---         (64,319)       (64,319)
                                                      ----------    -------    ----------    ------------      ---------
BALANCE - DECEMBER 31, 1999                           $1,270,351   $ 12,704    $3,982,385     ($4,112,810)     ($117,721)
Feb. 28/00--for Professional Services Rendered             7,000         70        26,180             ---         26,250
Mar. 31/00--Net Loss                                         ---        ---           ---         (35,571)       (35,571)
                                                      ----------    -------    ----------    ------------      ---------
BALANCE - MARCH 31, 2000                               1,277,351     12,774     4,008,565      (4,148,381)      (127,042)
Apr. 12/00--for Professional Services Rendered             4,000         40         8,680             ---          8,720
Apr. 12/00--for Professional Services Rendered               500          5         1,245             ---          1,250
Jun. 30/00--Net Loss                                         ---        ---           ---         (18,049)       (18,049)
                                                       ----------    -------    ----------    ------------      ---------
BALANCE - JUNE 30, 2000                                1,281,851     12,819     4,018,490      (4,166,430)      (135,121)
Jul. 26/00--for Professional Services Rendered             2,500         25         1,850             ---          1,875
Sep. 30/00--Net Income                                       ---        ---           ---           5,120          5,120
                                                      ----------    -------    ----------    ------------      ---------
BALANCE - SEPTEMBER 30, 2000                           1,284,351     12,844     4,020,340      (4,161,310)      (128,126)
Nov./00--for Exercise of Stock Options in Exchange
For Extingment of Debt                                   140,283      1,403       146,380             ---        147,783
Dec/ 31/00--Net Loss                                         ---        ---           ---         (10,499)       (10,499)
                                                      ----------    -------    ----------    ------------      ---------
BALANCE - DECEMBER 31, 2000                            1,424,634     14,247     4,166,720      (4,171,809)         9,158

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                  DEFICIT
                                                          COMMON  STOCK                         ACCUMULATED
                                                     ----------------------      ADDITIONAL      DURING THE
                                                     # OF SHARES                   PAID-IN      DEVELOPMENT
                                                       ISSUED        AMOUNT        CAPITAL         STAGE         TOTAL
                                                    ------------    --------     ----------    ------------    ---------

BALANCE - DECEMBER 31, 2000                            1,424,634      14,247      4,166,720      (4,171,809)     9,158
Jan. 31/01--to Directors/Officers                         20,000         200         19,800             ---     30,000
Jan. 31/01--to Directors/Officers                         15,000         150         14,850             ---      5,000
Mar. 31/01--Net Loss                                         ---         ---            ---         (13,160)   (13,160)
                                                      ----------     -------     ----------     -----------     ------
BALANCE - MARCH 31, 2001                               1,459,634      14,597      4,201,370      (4,184,969)    30,998
May 11/01--to Directors/Officers                          25,000         250          9,125             ---      9,375
Jun. 30/01--Net Loss                                         ---         ---            ---          (6,898)    (6,898)
                                                      ----------     -------     ----------     -----------     ------
BALANCE - JUNE 30, 2001                                1,484,634      14,847      4,210,495      (4,191,867)    33,475
Jul. 31/01-- for Professional Services Rendered            9,000          90         80,910             ---     81,000
Sep. 30/01--Net Loss                                         ---         ---            ---         (88,431)   (88,431)
                                                      ----------     -------     ----------     -----------     ------
BALANCE - SEPTEMBER 30, 2001                           1,493,634      14,937      4,291,405      (4,280,298)    26,044
                                                      ==========     =======     ==========     ===========     ======

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2001
                                                          ------------------
OPERATING ACTIVITIES
Net Loss                                                   $   (108,489)
Adjustments to Reconcile Net Loss
    Net Cash Provided in Operating Activities:
    Stock Issued in lieu of Cash                                125,375
                                                           ------------
NET CASH PROVIDED IN OPERATING ACTIVITIES                        16,886
                                                           ------------

INVESTING ACTIVITIES
Purchases of Property & Equipment                                     0
                                                           ------------

      NET CASH USED IN INVESTING ACTIVITIES                           0
                                                           ------------

FINANCING ACTIVITIES
Capital Contributions
Net Receipts/Advances to Stockholder                                  0
                                                           ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                     0
                                                           ------------
NET INCREASE  IN CASH                                            16,886

CASH - BEGINNING                                                    162

CASH - ENDING                                              $     17,048
                                                           ============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION AND BUSINESS ACTIVITY

     Default Proof Credit Card System, Inc. (the "Company") was incorporated on August 14, 1985 under the laws of the State of Florida. The Company owns the intellectual property of several U.S. Patents and patent pending applications and is engaged in the marketing of secured credit cards, The US Patent No. 6,105,009 ATM Prepaid Debit Cards Dispenser issued on August 15, 2000, the over the counter sale and dispensing of prepaid debit cards (patent pending) and the e-commerce internet dispensed of prepaid debit cards under the Domain name ubuydebitcards.com also patent pending, and the international patent application filed with the Patent Cooperation Treaty which received notification of acceptance and will provide and protect the status of the international claims priority date of the company intellectual property in as many as 110 foreign countries and the United States. The Company's offices are located in Coral Gables, Florida. The Company is in the development stage and its operations to date have largely consisted of the research, marketing and development of its products.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2001

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


NOTE 2. GOING CONCERN CONSIDERATION

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2001.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2001

NOTE 3. LICENSE AGREEMENT

     The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed, on August 15, 2000 the US Patent and Trademark Office issued the Patent No. 6,105,009 ATM Prepaid Debit Cards Dispenser. The other patents pending, the Over-The-Counter sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet e-commerce, the known as the domain name ubuydebitcards.com are now in process of receiving patent allowances.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2001

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

     As of May 19, 2000 the Company has agreed to grant its C.E.O. an inventor over ten year non-qualified option grant to purchase the Company's Common Stock $0.01 par value per share in the amount of 500,000 shares with an exercisable price of $0.10 per share and to be exercised at any time during the following ten years from the issuance of the notice of allowance, all contingent upon the issuance of the notice of the patent allowance related to the called Over-The-Counter Prepaid Debit Cards patent application.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUE)
                               September 30, 2001

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

     A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2000 and 1999, and changes during the years then ended is presented below:


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                            2000                  1999
                                     ------------------------------------------
                                                WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE
                                        SHARES  PRICE       SHARES*  PRICE
                                       -------  --------    -------  --------
Outstanding at beginning of year       302,000   $ 3.33     212,500  $  3.30
Granted                              1,025,000   $ 1.375    100,000  $  0.87
Exercised                              (17,500)      --          --       --
Forfeited                              (22,000)  $   --      (9,500) $ (0.50)
Outstanding at end of year           1,287,500   $ 2.17     302,000  $  3.33
                                     =========              =======
Options exercisable at year-end        527,000   $ 2.50     302,000  $  3.33
                                     =========              =======


* The 1999 shares have been restated to reflect 10 to 1 reverse stock split.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2001

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


                             DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  October 17, 2001      By: /S/ VINCENT CUERVO
                                -----------------------------------------
                                VINCENT CUERVO, Chief ExecutivE Officer



Date:  October 17, 2001      By: /S/ PEDRO P. LLAGUNO
                                -----------------------------------------
                                PEDRO P. LLAGUNO, Secretary and Vice President