Form 10KSB
period 2001-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2002-03-08
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                   -------------------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED] For the transition period from
     to                                                            -----------
        ----------------.

                           COMMISSION FILE NO. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                     ---------------------------------------
                 (Name of small business issuer in its charter)

              FLORIDA                                     59-2686523
          --------------                                -------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                  1545 MILLER ROAD, CORAL GABLES, FLORIDA    33146
                  ------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

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

                         COMMON STOCK, PAR VALUE $ 0.01
                         ------------------------------
                                (Title of Class)

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

The issuer's revenue for its most recent fiscal year was: Nil

The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 6, 2002 was 11,386,412.

The of shares issued and outstanding of the registrant's common stock $0.01 par value as of December 31, 2001 was: 1,508,134.

                                     PART I

ITEM 1.   DESCRIPTION OF PRODUCTS & BUSINESS

     Default Proof Credit Card System, Inc. (the "Company"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured, prepaid, stored value, and gift credit and debit cards that are a safer lending risk for the issuers and the consumers. The Company first secured cards program was marketed under the trademark Resource, presently the Company owns first class technology related to ATMs machines and to the prepaid stored value cards. On August 15, 2000 U.S. Patent and Trademark Office issued the Patent No. 6,106,009 entitled Automated Teller Machine Dispenser of Debit Cards ("ATMDDC") for which it has purchased all worldwide rights and licenses from it's inventor Dr. Vincent Cuervo, founder of Default Proof Credit Card System, Inc., and also the inventor of the patent pending applications "INTERNET WEBSITE PROGRAM" for the purchase, issuing, activation and dispensing of prepaid debit cards, in the web under the domain name UBUYDEBITCARDS.COM ["UBDC"], and the marketed in the web as "THE OVER-THE-COUNTER PREPAID DEBIT CARD". Patent Pending ownership, the just recently filed patent pending which full text and image database was published by the U.S. Patent and Trademark Office last November 29, 2001 under patent pending application publication number 20010047342 entitled "CREDIT OR DEBIT CARDS OF ALL KINDS TO BE ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED", and the "PREPAID DEBIT CARD SYSTEM" already published by WIPO, the International Application Under the Patent Cooperation Treaty and the World Intellectual Property Organization (WIPO) based in Geneva, Switzerland, wherein the Company received an action stating that a POSITIVE result has been issued by the International Examining Authority that has been just communicated to DPCCS. Presently a decision needs to be made by DPCCS as to whether it wants to file all of the 111 countries elected or selected a number of them.

     These Company owned U.S.A. patents, and U.S.A. patent pending applications are continuation in part of the company's U.S. Patent #6,105,009 that was filed on June 16, 1997, date this that will be establishing the legal claims priority date, and integrates the intellectual property the Company has purchased and owns all the worldwide rights and licenses. The intellectual property above mentioned is also protected under the United States international and national Copyright laws, and particularly those State of Florida Trademark Laws. RESOURCE is a national registered trademark of the Company since 1986.

     All of the Company's Intellectual Property is essential, efficient and will proof effective to the savings and growing needs in the coming cashless society.

     Other segments of the Company's Intellectual Property and Patents are those related to the Resource System which it was designed to enable owners of life insurance policies with cash surrender values to obtain a collateralized line of credit pursuant to the issuance by a participating bank or other financial institution of a credit or debit card, such as MasterCard or Visa, Discover or AMEX. (See: "RESOURCE SYSTEM")

             THE COMPANY'S PATENTS AND PATENT PENDING APPLICATIONS
             -----------------------------------------------------

     INTERNET WEBSITE PROGRAM, patent pending it is continuation in part of US Patent #6,105,009.

     O.T.C.   PREPAID  DEBIT  CARDS,  patent  pending   application,   it  is  a
continuation in part of US Patent #6,105,009.

     "PREPAID DEBIT CARD SYSTEM" already published by WIPO, the International Application Under the Patent Cooperation Treaty and the World Intellectual Property Organization (WIPO) based in Geneva, Switzerland, wherein a POSITIVE result has been issued by the International Examining Authority and has been just communicated to DPCCS. Presently a decision needs to be made by DPCCS as to whether it wants to continue with all of the 111 countries elected or selected a number of them.

     This INTERNATIONAL PATENT APPLICATION, PATENT COOPERATION TREATY (PCT) application was filed by the Company to obtain the International Priority Claim for the prepaid debit card pending applications. The PCT filing covers the entire group of 110 countries plus United States of America.

     "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED", another patent pending application that was filed on June 2001 which in accordance with the new rule of the U.S. Patent and Trademark Office on November 29, 2001 was published under Patent Pending Application Publication # 0010047342.The U.S. Patent and Trademark Office requires that all Patent Pending applications, filed after 3/30/01, be published in the Internet. Among other things, this requirement provides additional protection rights against possible patent pending applications infringements.

     As its title suggests, the card will be issued with an attache savings account by the issuing bank. Discounts, rebates or cash rewards offered by retailers or service provider entities may be earned by customers when they use the card to purchase merchandise or services. Once earned the discount, rebate, or cash reward will then be electronically transferred crediting the bank savings account associated with the card.

     Presently retailers and service providers offer discounts, rebates or cash rewards to only their own cardholders. In the United States, in excess of 45 million individuals do not have a bank relationship. An even greater number do not have credit or debit cards, or a retailer card such as those offered by Sears, Burdines, Home Depot, Wal-Mart, and many other retailers. Major marketing efforts will be directed toward those retailers and service providers offering the opportunity to extend the same discounts and benefits to the holders of these DEBIT OR CREDIT CARDS WITH A BANK SAVINGS ACCOUNT ATTACHED. By so doing, merchants will benefit with a vast source of new customers being encouraged by offers to receive these discounts, rebates or cash rewards when using their card at those participating stores.

     With the amounts credited to the attached savings account, the cardholder will have control of its rebates and rewards having several options, determining when and how to handle the rebates or cash awards. At any time the account has accrued $15. or more the cardholder may select one of these options: In minimums of $10., no maximum, may use the accrued funds to increase the stored value of their Prepaid Debit Card; to reduce the outstanding balance on a Credit Card, or to request a check or cash. A small $5 balance should be kept to maintain and keep open the bank savings account.

     Patents and patent pending applications differ from present methods and ways of soliciting, purchasing and deliver or dispensing. Thanks to the DPPCS intellectual property, its prepaid debit card would be available through several different options, the purchasers shopping can for DPCCS prepaid debit card may select and design the card amount of line of credit desired in accordance to their needs and means, and they may used with more than one card to transfer funds and other incentives.

     These prepaid card may be obtain: a) for cash or charges to existing debit or credit cards at modified Automated Teller Machines, see U.S. Patent #6,105,009 above and visit "Products" at http://members.aol.com/dpccsystem/, when available; b)by using the cyberspace and the Internet through the "Internet Prepaid Debit Card Website Program" Intellectual Property which simplify the purchase, issuance, activation and dispensing of prepaid debit cards, all in the web under the domain name http://ubuydebitcards.com ["UBDC"]. This Internet purchased prepaid card, in the near future would be dispensed by an Automated Teller Machine (ATMDCD U.S. Patent #6,105,009) at a convenient location to the purchaser. Presently is planned that would be pick it up at any of the participating issuing bank branches, or be send by mail if so desired. UBYDC solves the problem of obtaining a debit card in an efficient and economical way. There is no assurance that a related patent to this patent pending application will be issue, nevertheless being a continuation in part of the Company's U.S. Patent #6,105,009 makes it more likely; d) at selected authorized stores, "System For Dispensing Prepaid Debit Cards Through Point-Of-Sale Terminals" marketed, described and referred in "Products" at website http://members.aol.com/dpccsystem/ as "The Over-The-Counter Prepaid Debit Card". The "Over-the-Counter" Prepaid Debit Cards would be purchased at participating stores from merchants, like supermarkets, drugstores, convenience stores and from many other retailers. Virtually anyone, anywhere in the world could be a purchaser and buy one or many.

     The patent pending, a PREPAID DEBIT CARDS PROGRAM that may be purchased Over-The-Counter at participating stores worldwide, is a continuation-in-part of the Company's U.S. Patent No.6,105,009.

     The O-T-C Prepaid Debit Card Program may soon be co-branded by a top credit/debit card company in the card industry. The program offers new features as well as improvements to those now in the market, in this rapidly growing market, those features offered are, including but not limited to: the unbanked, money transfers, teenagers, payroll, college students and many others. It will not require or be linked to a bank checking account, may be reloaded and will be replaceable.

     THIS GLOBAL, PIN REQUIRED PREPAID DEBIT CARD will be easy and convenient to purchase at the counters of participating stores utilizing their existing Point-of-Sales ("POS") terminals. This dynamic card will offer a wide variety of uses and global applications, as well as several unique advantages that will benefit issuers, users, and merchants.

     None of these Default Proof Credit Card System prepaid debit cards require previous banking affiliation or check, savings or any other bank account, even though the prepaid debit card will be issued by a participating bank or financial institution which will be the funds depository of the prepaid stored value in the cards for later payments of those charges made by the consumer for merchandise and services purchased with the card.

U.S. PATENT NUMBER 6,105,009 AND RELATED PENDING APPLICATIONS
-------------------------------------------------------------

     Automated Teller Machine Dispenser of Debit Cards, U.S. Patent No. 6,105,009 is a patented system and technology for controlled purchase, issuance and dispensing of prepaid debit cards. The consumer designs his own prepaid debit card in accordance to his economic means and needs. The Debit Card Dispenser technology will be incorporated into newly manufactured ATMs as well as existing ATMs with simple modifications or will operate in stand-alone kiosks. Even is included in the technology, initially the system preferable will dispense actual Debit Cards, not vouchers or coupons.

     This patent #6,105,009 will provide a system for dispensing and controlling debit cards.

     All Default Proof's Patented Prepaid Debit Card provide numerous benefits to the sponsoring financial institution such as: Interim use of depositor's funds, also known as cash float; Fees from merchant discounts and ATM transactions; Eliminates charge-offs, over limit usage and delinquencies; Elimination of expenses associated with mailings and from losses associated with fraud and theft; Limited or minimal liability; Utilization of existing ATM (system modifications required), and access to a potential of millions of new "customers" worldwide. ATM Patent, "Over-The-Counter Prepaid Debit Card", as well the "UBUYDEBITCARDS" patent pending applications, as well as the others still patent pending applications, would be Paramount in the marketing planning of the Company.

     These cards will require a minimum of paperwork, maintenance and financial disclosure from a card purchaser, and unlike typical online debit cards, these prepaid debit cards will not require previous or formal banking relationship with the issuing bank. This system, and new technology, incorporated into existing Automated Teller Machines (ATMs) and now existing Point-Of-Sale ("POS") terminals will permit consumers to purchase and designing a desire prepaid debit card from widely available ATMs and POS at participating retail stores, in the Internet ubuydebitcards.com site by using cash, or through charges to existing debit and or credit cards. These compatible elements, inexpensive to maintain, will be those operational systems in use today.

     Default Proof Credit Card System, Inc. strives to become the Intellectual Property technology leader in the Prepaid Debit Card field, and in the complex financial ATM, Over-The-Counter and Web based patents and patent pending applications related to the purchase, sale, and or dispense of prepaid stored valued cards markets. It is this combination of disciplines that makes Default Proof Credit Card System, Inc. unique in this intellectual property technology owned. DPCCS has invested in and created cutting-edge technologies to provide our clients advanced solutions and unparalleled opportunities. DPCCS is the owner of up-and-coming Intellectual Property Technology in the Prepaid Debit Card fields.

     Checks, cash, paper certificates, vouchers, merchandise and other types of financial instruments are being rapidly displaced by those that are more secure, easier to use, more convenient and of greater ultimately value to recipients.
DPCCS  intellectual  property  intents  to  serve  various  markets,   including
insurance, payroll processing, incentive and promotion, gift giving and many others through prepaid stored value cards. The Internet represents tremendous opportunities for prepaid stored value cards solutions including coupons, virtual gift certificates and person to person payments. In its recent Internet Payments Report, Jupiter forecasts that 9% of Internet transactions in 2003 will be completed with a prepaid stored value payment mechanism. Every second of every day, consumers are initiating electronic payment transactions getting cash at ATMs, using debit and credit cards to make purchases in stores, for services, and on the Internet, banking by phone and paying bills online, twenty billion times a year. It would be the DPCCS Intellectual Property the integral link between buyers and sellers in the rapidly evolving universe of electronic payments through the prepaid/stored value cards and may will made it possible for millions of consumers to use their prepaid credit, debit, stored value, commercial, smart and retail cards anytime, anywhere through any medium or portal.

THE ATM PREPAID DEBIT CARDS DISPENSER - THE O-T-C PREPAID CARDS - THE INTERNET
------------------------------------------------------------------------------
PREPAID CARDS PROGRAM - THE PREPAID DEBIT CARD WITH ATTACHED BANK ACCOUNT, THE
------------------------------------------------------------------------------
INT'L PREPAID DEBIT CARD SYSTEM, POTENTIAL & REVENUE
----------------------------------------------------

     The Company believes that prepaid debit cards can be effectively marketed to selected members of the general public that fall among the following categories:


     Individuals that have no credit or can only qualify for small lines of credit, or wish to establish their credit worthiness for the future. These individuals will be able to prepaid the stored value desired for a line of credit by purchasing either prepaid cards of the Company programs.

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

     With the proliferation of Visa, AMEX, MasterCard and DISCOVER in just about every retail outlet, and the strong presence of ATMs, Internet e-commerce, the prepaid debit cards will function just like cash, while providing a top safety element.

     Its worldwide acceptance gives travelers wishing to provide safety to their traveling expenses through a prepaid debit card, instead of just charged it. These prepaid debit card may be obtained in any currency desired and used just like cash in the visiting country, but better, if cash is lost is lost, the card can be replaced and for a small charge recuperate what ever balance is still available. It will work just like travelers checks with the added convenience of a debit card and its safety. Individuals don't need to wait through all the hassle applying and maintaining a presently now been offered debit card with a checking account as collateral. There will be no application, no delays, no credit reports, no payments and no paperwork, probably most important to some individuals, will be no overspending

     Based on information, recently published in trade magazines, of the existence of over 40 million individuals who can't obtain credit, debit or ATM cards for a variety of different reasons (bad credit, divorcees, students, bankruptcies, recent migrant arrivals, etc.), this could be one of the first expected group to purchase prepaid debit cards.

     According to Nilson Reports, debit card transactions increased 54 percent in 2000, and usage continues to grow as the debit card evolves into more than just an electronic extension of a checking account.

     Revenues, royalties or fees, may be expected from license sales to ATM manufacturers, financial institutions who own their own ATMs and would like to added the various features available in the Company's intellectual property.

     DPCCS will begin selecting the appropriated processor providing the ability to conduct domestic and international PIN-based debit cards transactions, including on-line transaction processing, switching, routing and ATM terminal driving, a software provider for debit networks and by incorporating their software with our Intellectual Property technology.

INDUSTRY OVERVIEW
-----------------

         Several trends related to the businesses of the Company continue to demonstrate impressive strength. The following is a brief synopsis of some trends and statistics of significant. This is merely a summary for illustrative purposes and is non-comprehensive.

     For the first time in six years, the Federal Reserve System Processed fewer checks than it did the prior year. Volume declined from 17.83 billion checks in 1999 to 16.99 billion checks in 2000. Slowing growth in check use and processing contrasts sharply with the relatively high annual growth in the use at the point of sale of PIN-based debit cards. From 1999 through 2000, total POS debit volume increased by 30% from approximately 7 billion and $150 billion in total debit charge volume to 9.1 billion transactions and $210 billion in total debit charge volume (source: NACHA Electronic Payments Association). For the full year 2000, cardholders completed 3.8 billion of PIN based debit card purchases, up from 2.9 billion for 1999. In March 2001, PIN-based debit card purchase transactions totaled 348 million, up over 34% from 259 million transactions switched in March 2000. PIN-based debit transactions are also getting help from merchants who, by requiring PIN use, incur lower interchange network charges.

     Why stored value is important: as an economical, efficient, and safe method of money transfer that is expected to save consumers billions of dollars a year in unnecessary transaction fess, since:

        23% of Americans do not have bank accounts;
        28% of all U.S. households can not obtain credit cards;
        50% of all U.S. households will soon have Web access;
        Teens spend approximately $153 billion per year mostly in cash;
        Store Value eliminates the need to carry cash;
        By 2005, plastic will capture 80% of the gift certificate market;
        A total of about 850 million gift cards;
        Employers can use payroll cards to pay salaries, wages, bonuses, fees, commissions, and as a tool for expenses reimbursement.

(Source: Total System Services, Inc., Columbus, GA.)

     Combined Visa and MasterCard debit card issuers had 139 million cards in circulation at the end of 2000, up 237% from 40 million at the end of 1995. Americans made nearly 5.3 billion VISA and MasterCard transactions in 2000, up an impressive 693% from 668 million for 1995. From almost nothing in the early 1990's, debit now accounts for about 18% of total VISA and MasterCard volume in the United States. By comparison, over the past five years, the actual number of credit cards Outstanding increased by 28%.

     The point, although previously mentioned cannot be emphasized strongly enough, is that the Company, by virtue of its ownership of the pre-eminent intellectual property related to several aspects of the prepaid stored value debit card industry, is uniquely well positioned to benefit from the current and projected strength in this market.

     DPCCS is poised to capture the great share of the rapidly growing prepaid debit card payments market with the granting of United States patents and patent pending applications and its International Patent Pending "PREPAID DEBIT CARD SYSTEM" filed through the Patent Cooperation Treaty (PCT) and the World Intellectual Property Organization (WIPO) based in Geneva, Switzerland, wherein a POSITIVE result, just received, has been issued by the International Examining Authority. In the near future a decision needs to be made by DPCCS communicating PCT as to whether it wants to continue with all of the 111 countries elected or a selected number of them. This worldwide Patent Cooperation Treaty represents an important tool that will establish and protect the Company's Intellectual Property status with the International Claims Priority Date. The Company strongly stands on the principle that Intellectual Property, Patents, Copyrights, Trademarks, etc., should be respected and expects to vigorously protect it's own.

PATENT PENDING APPLICATIONS DETAILS
-----------------------------------

         The following would be a brief information about the Company's patents and patent pending applications, at this time it will be disclosed the maximum safely permitted.

     The Patent #6,105,009 Claims and Benefits of the Prepaid Debit Cards. The patent pending application related to the Internet purchase, issuance and deliver of a Prepaid Debit Card, Patent Pending filed as Continuation In Part of U.S. Patent #6,105,009, was filed and details 11 new prepaid debit cards claims. The patent pending application related to the Over-the-Counter Prepaid Debit Card, Patent Pending filed as Continuation In Part of U.S. Patent #6,105,009, was filed and details seven new prepaid debit cards claims. The patent pending application related to "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED, the U.S. Patent and Trademark Office published it under publication number #0010047342. The PTO requires that application filed after March 30, 2001, be published in the Internet.

     The Patents Pending claims filed are in addition to those claims already listed in U.S. Patent No. 6,105,009 of which the following are some of it's features: Allows a user to link more than one of said identification numbers of said debit cards to one line of credit thereby permitting more than one users to simultaneously access said line of credit. No credit report is required. No credit check is requested. No previous bank relationship or bank checking account required. The users can send and receive funds through the use of linked debit cards over a network of remotely distributed ATM assemblies. Includes the use of the debit cards in predetermined geographic locations. The said line of credit can be calculated in one or more pre-selected foreign currencies. The prepaid debit may be purchased using cash, or charging the desired amount being purchased to any credit card, debit card or bankcard. A Prepaid Debit Cards always RELOADABLE. Personal Identification Number ("PIN") is mandatory for the users protection. If lost or stolen can be replaced. With the Company's Prepaid Debit Card Program, we are offering cardholders, among other valuable features, the following:

     A full charge card that can be purchased and issued in amounts from $100 to several thousands (a maximum allowed will be set). A Prepaid debit card which after validation will be good for payment on purchases of merchandise or services. ATMs cash advances. Availability for auto rentals, airline flights, and hotel reservations. A prepaid debit card which may be reloaded and replaceable.

     There are other multiple applications of the prepaid debit card that the Company is presently studying and identifying, that may be added as intellectual property of the present IP own by the Company. It is clear to the Company that the total and complete penetration of bank cards such as MasterCard, DISCOVER, AMEX and/or VISA, coupled with the widespread distribution of this prepaid debit card create exciting new possibilities for the future cash less society. We see this product as an integral part of this phenomenon.

     It is in the best interest of the Company that the shareholders, investors and mainly the general public be aware having an understanding of Default Proof Credit Card System, Inc. products.

     The Default Proof applauds the recent acknowledgement of VISA, Master Card, DISCOVER, and AMEX regarding the market potential for prepaid card products and their increased participation in it. For example, as disclosed to the news media VISA predicts that debit accounts will again account for 10% of all consumer payments by the end of next year.

THE RESOURCE SYSTEM
-------------------

     The Resource System is designed to provide individuals with a convenient method of obtaining, at a fair low cost, immediate access to credit which is collateralized by the cash surrender value of their life insurance policies. Applicants who wish to obtain a credit card using the Resource System will transmit to the Company an application in which under the Resource System, applicants who own life insurance with cash surrender values will assign to the Company, as collateral, the cash surrender values of their life insurance policies in exchange for a line of credit to be granted by a participating institution or bank equal to at least 80% of the assigned collateral through the issuance of a credit or a debit card, or any other credit instrument.

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

                                     PART II

ITEM 2. DESCRIPTION OF PROPERTY.
        -----------------------

     The Company's  executive  offices  consisting of  approximately  750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146, the landlord is Vincent Cuervo, haven't charged, nor receives payments for the space leased by the Company since March 1995. Furniture, general office equipment, several computers, printers, fax, scan, etc. Telephone number: (305) 666-1460; Fax
Number:(305)       665-3462.        E-Mail:ubuyde@bellsouth.net,        Website:
htt://members.aol.com/dpccsystem/

     The Company has understanding agreements with the inventor and owns the worldwide rights and ownership of the issued Patents, the Patent Pending applications related to the Internet Website Program, The System for the Dispensing Prepaid Debit Cards Through merchants POS Terminals, and the UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM, three Domain Names registrations for use in the Internet, RESOURCE registered mark, 1998 to 2001 copyrights, and State Trademarks

THE PATENTS PENDING STATUS
--------------------------

     The Company's patents pending application are waiting for the U.S. Patent and Trademark Office to grant, first the patent allowances for each one, been followed by the issue of their certificates. The International patent pending application involves the selection of all or a number of 110 countries plus the United States of America, among other requirements, it will involve translations to several country languages, Europe United is to be considered 1 Region and there will be English for the whole region, before been issued by the Patent Cooperation Treaty. There is no assurance that related patents will be granted on all or any of the above mentioned patents pending, being continuation in part of the Company's US Patent #6,105,009 there are favorable expectations. Default Proof has been affected by the unfortunate and sad happenings on last September
11. Delays caused at Post Offices in Washington, D.C. reduced and slowed down the normal flow of Patent Office Actions and communications with inventors and Patent Attorneys.

     Careful consideration of the most effective and productive means of maximizing the Company's potential, and having present the expectations of Office Actions from the U.S. Patent and Trademark Offices in regards to any of the patent pending applications, positive PTO Office Actions are expected which will bring strength to Company's prepaid debit cards portfolio programs. There is no assurance that these Company's patent pending applications will become patents.

OWNERSHIP OF THE PATENTS AND PATENT PENDING APPLICATIONS
--------------------------------------------------------

     Vincent Cuervo, CEO of Default Proof Credit Card System, Inc., is the sole inventor of the ATM DISPENSER OF DEBIT CARDS patent number 6,105,009, the Prepaid Debit Card System patent pending "System for Dispensing Prepaid Debit Cards Through Merchants "Point of Sale Terminals", and the patent pending application "Internet Website Program" (ubuydebitcards.com), that were filed by him at the U.S. Patent and Trademark Office, being all continuation in part of Patent #6,105,009, the Copyrights and Trademarks is the intellectual property Default Proof Credit Card System, Inc. has worldwide ownership of all rights, in their present status as Patents, patent pending applications and of the related patents granted to the above mentioned patent pending applications.

     Under the Employment Agreement executed between the Company and Vincent Cuervo on August 1986 filed with the Securities and Exchange Commission Registration Statement Under the Securities Act of 1933, and since renewed every five years and in force, there have never been exclusions, limitations, conditions, discussions or waivers over Vincent Cuervo absolute ownership and freedom of disposition of his inventions, creations or developed ideas, filed, registered or converted in to patent applications from which patents, trademark registrations, copyrights or other type of national or international rights he can, and has become recipient, as well as the right of Vincent Cuervo to dispose of the intellectual property created and owned by him in whatever manner and to whom he may decide to sell, lease or license this intellectual property.

     Vincent Cuervo has always given, and will continue doing so, the first right of refusal offer to the Company in exchange for Stock Option Grants. Presently all the intellectual property exclusively mentioned and described above and the worldwide rights and licenses on those are owned by Default Proof Credit Card System, Inc. Vincent Cuervo when receiving the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, never took in to consideration the Company's stock price of the shares at the time the Stock Option was granted, which in most instances at the time of the Agreement with the Company of the rights on those patent pending applications the stock trade price was at "a penny for the lot" or one or two pennies per share. The stock options will only be granted to Dr. Cuervo if and when a notice of patent allowance is issued by the PTO and received by the Company. Patent pending applications not mentioned in this filing and specially in this item above, are still subject to future agreements between him and the Company.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     The Company is not involved in any material litigation and is not aware of any potential claim that will give rise to material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matters were submitted to a vote of the security holders during the three months ended December 31, 2001.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
         ----------------------------------------------------------

     The Company's common stock is traded in the over-the-counter bulletin Board market and prices are quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market in the OTC:BB under the Symbol "DPRS".

     The following table sets forth the high and low bid information for the Company's common stock monthly during 2001. The quotations provided below reflect inter-dealer prices, without mark ups, mark down or commission and may not represent actual transactions.

           FISCAL 2001        HIGH      CLOSE
           -----------        ----      -----
             02/02/01        10.00       8.50
             03/02/01        14.25      13.25
             04/06/01        14.00      13.06
             05/04/01        14.00      12.75
             06/01/01        14.10      13.55
             07/06/01        10.75       9.50
             08/03/01        14.50      13.75
             09/07/01        13.00      12.50
             10/05/01        10.00       8.75
             11/02/01         7.20       7.15
             12/07/01         6.25       4.50
             12/28/01         6.75       6.50

     On December 31, 2001 the Company had approximately 254 holders of record of the Company's common stock. A number of those record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

DIVIDENDS
---------

     The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The dividend payment will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
          ------------------------------------------------------------

     In the coming early months of 2002 the Company will immediately, through the services of qualified personal, prepare the necessary professional business plan presentations of the Company's owned intellectual property, products and information regarding them, with the purpose aimed at the sale of licenses for the use of its patented products.

     Plans include making the offering to the major players in the credit, debit and bank industry.

     Default Proof Credit Card System, Inc. strives to become the Intellectual Property technology leader in the Prepaid Debit Card field, and in the complex financial ATM, Over-The-Counter and Web based patents and patent pending applications related to the purchase, sale, and or dispense of prepaid stored valued cards markets. It is this combination of disciplines that makes Default Proof Credit Card System, Inc. unique in this intellectual property technology owned. DPCCS has invested in and created cutting-edge technologies to provide our clients advanced solutions and unparalleled opportunities. DPCCS is the owner of up-and-coming Intellectual Property Technology in the Prepaid Debit Card fields.

     The Company has the serious intention to engage one of the top Patent Law Trial Offices in the Nation to look after and protect it's intellectual property legal rights, the review and study of possible infringements or potential infringements by corporations or individuals, and to bring respect to its Patented Products with all and whatever reasonable legal tools the Company may have legal rights available.

THE COMPANY
-----------

     The Company's operations commenced in 1986 with the licensing to it by the Company's President of the default proof method and system, all patents and other proprietary rights to the system and the right to use the registered trademark Resource.

     Since inception, the Company has expended approximately $109,000 in developing computer software and acquiring computer hardware and paying for technical support for the operation of the Resource(R) System. The Company has expended in excess of $ 459,000 for advertising which have included newspaper and TV advertising, video tapes, brochures, printed material, personal officers' presentations and applications which were distributed through the mail and to various stores and businesses.

     Patents filing fees applications, Patent's attorneys legal fees, travel to the Patent & Trademark Offices in Washington, D.C., maintenance patent fees, are close to $211,000 of the Company general expenses. Expenses were well over $345,000 in developing the Resource System, the ATM and Prepaid Debit Card Programs. The Company also expend over $ 1,000,000 in litigation vs State Street Bank and Trust Company (State Street Bank), American Express litigation over the Company's RESOURCE(R) registered trademark until 1993, Securities and patent attorneys legal fees, and other legal and C.P.A.'s fees. The State Street Bank litigation forced the Company to attempt the raise of capital in order to implement a new strategy that involved the consideration of the possible purchase of its own bank. The litigation and lack of funds basically put the company in a defensive position with very little possibilities to raise funds for the system being used by a bank in an authorized fashion. Banks, which were very interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital failed. The litigation was settled in 1993 after almost five years, leaving the Company without economic resources. The Company lost the privilege of been a NASDAQ Member for its falling below the necessary financial requirements.

     As it is well known from the news media, charge offs and delinquencies in the credit card Industry are higher than it is desirable to the bankcards issuing financial institutions, and it now appears that the patience and efforts to protect its patent rights will pay off after all. The new added intellectual property and the new presently planned marketing campaign will aloud the Company to offer the ATM and its valuable Prepaid Debit Cards Programs to the credit, debit and banking industry attractive and profitable licenses, is expected that this coming 2002 to be the year it rewards shareholders patience and faith.

     The present interest and growth on the prepaid products are encouraging, it is expected the same interest in the Company's secured, credit and prepaid debit card programs. New aggressive marketing efforts will commence early in 2002. Jointly with the offering of the Company's Patents, the ATM DEBIT CARDS DISPENSER, the "Over-The-Counter Prepaid Debit Card Program", the U.S.A. patents pending applications, soon to be launched in the Web in 2002 the Company Internet Website Program marketed as http://ubuydebitcards.com and the new "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED", all of the Company's Intellectual Property including the "Prepaid Debit Card System" International Patent Pending Application (PCT) carrying exciting features and technology. There is no assurance that these patents pending will be granted related patents.

EMPLOYEES
---------

     The Company isn't a manufacturer corporation, the main source of revenue and income will be provided by the royalties and fees earned from the licenses sold. The need of administration personal for office and daily duties will be required and in time added. As of the date hereof, the Company has five employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary and the valuable David J. Koss that was, in June 2000 appointed President and C.F.O., and on January 2001 jointly with Eng. Jose E. Aguirre became Members of the Board of Directors of the Company. Jose E. Aguirre and David J. Koss have received Stock Options Grants (see: Stock Options) on becoming Directors and for all the work (without monetary compensation) done by them in the past years.

     On January 11,2001 there were Stock Options Grants also issued to Rosa Scavo, Esq. and Pedro E. Llaguno, Jesus Sanchelima, Esq., for past, present and future services.

ITEM 7. FINANCIAL STATEMENTS.
        --------------------
                            CONTENTS                                PAGE
                                                                    ----

         AUDITORS' REPORT...........................................F-2

         FINANCIAL STATEMENTS

                  BALANCE SHEET.....................................F-3

                  STATEMENTS OF OPERATIONS..........................F-4

                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY......F-5-F-10

                  STATEMENTS OF CASH FLOW...........................F-11

         NOTES TO FINANCIAL STATEMENTS..............................F-12 - F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------------------------------------

     On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A.,1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants to audit the Company's Consolidated Financial Statements for the year ended December 31, 1999. Joel S. Baum, CPA, and his Company remain as the Company CPA Auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        ------------------------------------------------------------------------

     The directors and executive officers of the Company are as follows:

       Name                         Age              Position
       ----                         ---              --------

Vincent Cuervo, C.E.O.              72               Director
David J. Koss. President            42               Director
Ciro B. Sosa, Vice President        74               Director
Eng. Jose E. Aguirre                42               Director
Pedro P. Llaguno, Vice President    71               Director

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     VINCENT CUERVO has been Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in August 1985. From January 1984 until March 1986 he was the general managing agent for Travelers Life Insurance Co., O. Ltd., and Summit National Life Insurance Company. From September 1962 through December 1983, he was general managing agent for Crown Life Insurance Company for South Florida. Mr. Cuervo holds a Jurist Doctor Degree from the University of Havana, Cuba.

     CIRO B. SOSA has been a Vice-President and a Director of the Company since January 1986. Since 1964, Mr. Sosa has been owner of Futura Advertising, an advertising agency located in Coral Gables, Florida.

     PEDRO P. LLAGUNO has been Secretary and a Director of the Company since January 1986. Since 1977 Mr. Llaguno has been an attorney at Law.

     DAVID J. KOSS, has been president and CFO since June 2000, a 18 year financial services professional and with a large experience in the banking industry.

     ENG. JOSE E. AGUIRRE, for the last three years have been rendering several valuable jobs, bringing counseling and help to - different projects and developments of the Company. For over ten years an Officer of Cordis Corp., now Cordis is a wholly owned corporation of Johnson & Johnson.

     Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

     There are no family relationships between any of the Company's directors or executive officers.

     During the last ten years none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

     (I) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;

     (II) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (III) Being subject to any order, judgment or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     (IV) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

     General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2001 exceeded one hundred thousand dollars.

                           SUMMARY COMPENSATION TABLE

                             LONG-TERM COMPENSATION
                       ANNUAL COMPENSATION            AWARDS         PAYOUTS
                    --------------------------------------------------------
(A)            (B)   (C)       (D)      (E)      (F)         (G)         (H)    (I)

                                        OTHER
NAME                                    ANNUAL   RESTRICTED  SECURITIES         ALL OTHER AND
AND                                     COMPEN-  STOCK       UNDERLYING  LTIP   COMPENSATION
PRINCIPAL                               SATION   AWARDS      OPTIONS     PAYOUTS
POSITION       YEAR  SALARY($) BONUS($)  ($)     ($)         SARs(@)     ($)    ($)
---------------------------------------------------------------------------------------------
               2001    0        0         0       0            0          0      0
V. CUERVO CEO  2000    0        0         0       0            0          0      0
               1999    0        0         0       0            0          0      0
               1998    0        0         0    20,000          0          0      0


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

(a)       (b)              (c)                (d)               (e)
                                               NUMBER OF
                                               SECURITIES        VALUE OF
                                               UNDERLYING        UNEXERCISED
                                               UNEXERCISED       IN-THE-M
                                               OPTIONS/SARS      OPTIONS/SAR AT
                                               FY-END ($)        FY-END ($)

          SHARES ACQUIRED                      EXERCISABLE/       EXERCISABLE/
NAME      ON EXERCISE (#)  VALUE REALIZED ($)  UNEXERCISABLE      UNEXERCISABLE
----      --------------   -----------------   -------------      -------------
V.CUERVO       0                0              * 252,000/   252,000x5=1,260,000/


                                    PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

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

NAME OF BENEFICIAL    AMOUNT AND NATURE OF          PERCENTAGE OF
      OWNER           BENEFICIAL OWNERSHIP     OUTSTANDING SHARES OWNED
------------------    --------------------     ------------------------

VINCENT CUERVO              390,291                     26.13%
Miami, FL 33143

CIRO B. SOSA                 24,276                       1.7%
Miami, FL 33145

PEDRO P. LLAGUNO             38,642                       2.6%
Miami, FL 33145

KATHY WILLIAMS               19,750                       1.4%
Mississuaga, Ontario

DAVID J. KOSS                40,000                       0.27%
Miami, FL 33145

ENG. JOSE E. AGUIRRE          4,900                       0.03%
Weston, FL 33327

ERIC H. SPELLMAN             74,000                       4.95%
Larchmont, NY

Officers/directors,
promoters, as a group       591,859                      39.63%

     The Company is not aware of any arrangements which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATE TRANSACTIONS.
         ---------------------------------------------

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

     On December 1998 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the INTERNET WEBSITE PROGRAM, (WWW.UBUYDEBITCARDS.COM) patent pending application filed by Vincent Cuervo at his own expense with the US Patent and Trademark Office, Washington, D.C. and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 300,000. Stock Option of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently a related Patent to this patent pending application will be issued.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue shares of the stock option grant to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

     On May 2000 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH Merchants POS TERMINALS (The OTC Prepaid Debit Card) patent pending application filed with the US Patent and Trademark Office, Washington, D.C. by Vincent Cuervo at his expense, and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 500,000shares of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently a related Patent to this patent pending application will be issued.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue the shares of the stock option grant to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

SECURITIES  OUTSTANDING
-----------------------

     The Company has 2,500,000 authorized shares of $0.01 par value common stock (the Shares). As of December 31, 2001 there are 1,507,634 currently issued and outstanding shares, and 591,859 of the Company outstanding shares are restricted shares. The Company also has 36,000 Stock Options of the Company's Common Stock $0.01 par value at an exercise price ranging from $0.75 to $1.75 per share (an average exercise price of $1.05 per share), and another 35,000 Stock Options of the Company's Common Stock $0.01 par value to purchase shares until February 2, 2002, at an exercise price of $1.50 per share, and 175,000 Stock Options of the Company's Common Stock $0.01 to purchase shares exercisable for five year periods at a price of $1.40. There are 200,000 Stock Options of the Company Common Stock $0.01 exercise price ranging from $0.38 to $1.87 per share exercisable from May 2000 to April 2012. 225,000 Stock Option Shares at $1.50 per share exercisable up to April 24, 2010. Granted over the year there are 170,000 Stock Options shares with an exercising price per share from $4.5 to $11. In 2001 there were 70,000 Stock Option Shares Forfeited and 60,000 Stock Option Shares exercised.

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

STOCK OPTIONS
-------------

     On August 2, 1993 the Company issued to its principal stockholder Dr. Vincent Cuervo and one of its officers, Pedro P. Llaguno, Esq., Stock Options to purchase stock of the Company's Common Stock $0.01 par value to purchase 7,000 Vincent Cuervo , and 2,000 Pedro P. Llaguno yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price range varies from $0.50 to $1.75. The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro P. Llaguno, were not exercised on August 2, 1998, the expiration date and were canceled. 2,500 stock options have been exercised and the balance outstanding awards continue to be exercisable as of December 31, 2000.

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

     During 2001 Stock Option Shares in the amount of 170,000 were granted Rosa Scavo, Esquire; Eng. Jose E. Aguirre; Pedro Emilio Llaguno; David J. Koss, and
J. Sanchelima, Esquire for past present and future services to the Company.

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

SECURITIES TRANSFER AGENT
-------------------------

     The Transfer Agent for the Company's Securities is Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     On January 11, 2001 the Company issued 14,000 shares of the Company's Common Stock $0.01 par value per share to Francisco de Monteverde y Benito de Lugo in payment for her continuous, marketing work, services and his personal expenses, meetings and traveling during the last three years and continues services.

     On July 30, 2001 the Company issued 3,000 shares to Maria T. C. Schafer, Webmaster; 5,000 shares to David J. Koss, President, and 1,000 shares to Robert
A. Schreiber, Esquire, all the shares of the Company's Common Stock $0.01 par value per share and all in payment for their past present and continue services to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

EXHIBIT #1
----------

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

     The new certificates will be issued in the normal course of business whenever the appropriate transfer is requested by the shareholders.Fractional shares resulting from the reverse stock split will be settled in cash at the shares closing price of the shares traded at the close of business of the effective date February 4, 1999. The reverse split will decrease the number of shares outstanding, but not the value of shares held by the shareholders. Shareholders will maintain the same percentage of equity as before the split. The Company will make a news release through the news media, Business Wire, Wall Street Journal, etc., for the general public information.Attached hereto and filed as a part of this Report are the financial statements. The Exhibits described below are incorporated by reference herein.

EXHIBIT #2
----------

REGISTRANT'S CHANGING OF CERTIFIED PUBLIC ACCOUNTANT'S FIRM.
------------------------------------------------------------

     The Board of Directors of Default Proof Credit Card System,  Inc.  (OTC-BB:
DPRS) on this Extraordinary Meeting held today February 12, 2000 approves this unanimously resolution terminating the services of Infante, Lagos and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc. for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their high expensive fees and charges at times when the Company can not afford such expenses.

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

         EXHIBITS:
         ---------

          3.1*     Certificate of Incorporation of Registrant

          3.2*     By-Laws of Registrant

          4.1**    Form of Certificate evidencing Common Stock, $.001 par value

          4.2** Form of Redeemable Common Stock Purchase Warrant (1988 Public Offering)

          4.3** Form of Warrant Agreement between Registrant, the Underwriter (Normandy Securities, Inc.) and Continental Stock Transfer and Trust Company. (1988 Public Offering)

          4.6**** Form of Option Agreement for 60,000 Stock Option shares for Marina S. Klein.

          10.1* License Agreement between Vincent Cuervo and the Registrant dated August 14, 1985

          10.2** Amendments to License Agreement between Vincent Cuervo and the Registrant

          10.3* Agreement dated August 14, 1986 between Vincent Cuervo and SSS Associates an d Felix Guardiola.

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

EXHIBIT #1.
-----------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 8 - K

                                 CURRENT REPORT

               PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported):

                                February 1, 1999

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     FLORIDA                                        0-17114
     -------                                        -------
(State or other Jurisdiction                   (Commission File No.)
Of Incorporation or Organization)

                                   59-2686523
                                   ----------
                     (I.R.S. Employer Identification Number)

         1545 Miller Road
         Coral Gables, Florida                       33146-2309
         ---------------------                       ----------
         (Address of Principal                       (Zip Code)
         Executive Offices)

         Registrant's Telephone Number,
         including Area Code: (305) 666-1460

ITEM 5. REGISTRANT'S REVERSE STOCK SPLIT OF CORPORATION'S COMMON STOCK SHARES.
        ---------------------------------------------------------------------

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

                                   FORM 8 - K

                                 CURRENT REPORT

               PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported):

                                February 12, 2000

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     FLORIDA                                          0-17114
     -------                                          -------
(State or other Jurisdiction                   (Commission File No.)
Of Incorporation or Organization)

                                   59-2686523
                                   ----------
                     (I.R.S. Employer Identification Number)

         1545 Miller Road
         Coral Gables, Florida                 33146-2309
         ---------------------                 ----------
         (Address of Principal                 (Zip Code)
         Executive Offices)

         Registrant's Telephone Number,
         including Area Code: (305) 666-1460

ITEM 5.   REGISTRANT'S   CHANGING  OF  CERTIFIED   PUBLIC   ACCOUNTANT'S   FIRM.
          ---------------------------------------------------------------------

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

                                    DEFAULT PROOF CREDIT CARD SYSTEM,  INC.
                                    ---------------------------------------
                                                               (Registrant)
Date: FEBRUARY 11, 2000             By: VINCENT CUERVO
      -----------------                 -----------------------------------
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

     Dated at the City of Miami, Florida this 12th. February, 2000


                                           By: PEDRO P. LLAGUNO, ESQ.,
                                               --------------------------
                                               Pedro P.Llaguno, Secretary

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized.


                              DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                              --------------------------------------
                                                        (Registrant)


Date: March 4, 2002           By: VINCENT CUERVO
      -------------               ------------------------------------
                                  Vincent Cuervo, CEO


                              By: PEDRO P. LLAGUNO, ESQ.,
                                  ------------------------------------
                                  Pedro P. Llaguno, Secretary

                                 C O N T E N T S


                                                            PAGE

AUDITORS' REPORT...........................................F-2

FINANCIAL STATEMENTS

         BALANCE SHEET.....................................F-3

         STATEMENTS OF OPERATIONS..........................F-4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY......F-5 - F-10

         STATEMENTS OF CASH FLOWS..........................F-11

NOTES TO FINANCIAL STATEMENTS..............................F-12 - F-17

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

     We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

/s/ Baum & Company, PA
----------------------
Coral Springs, Florida
February 20, 2002









                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                  BALANCE SHEET

                                December 31, 2001



                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                          $      14,114

PROPERTY AND EQUIPMENT (Net of
   Accumulated Depreciation of $5,093)                                   4,701

OTHER ASSETS
   Deferred Patent Costs, Net                                            1,161
                                                                 -------------
               TOTAL ASSETS                                      $      19,976
                                                                 =============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
       Accrued Expenses                                          $        800
                                                                 ------------
               Total Liabilities                                          800

STOCKHOLDERS' DEFICIENCY
      Common Stock, $0.01 Par Value, 2,500,000
,        Shares Authorized, 1,508,134 Issued and Outstanding           15,082
      Additional Paid-In Capital                                    4,393,260
      Deficit Accumulated During Developmental Stage               (4,389,166)
                                                                 ------------
               TOTAL STOCKHOLDERS' EQUITY                              19,176
                                                                 ------------
                  TOTAL LIABILITY AND STOCKHOLDERS EQUITY        $     19,976
                                                                 =============



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS

                                                                 CUMULATIVE FROM
                                                                 AUGUST 14, 1985           FOR THE YEARS ENDED
                                                                   (INCEPTION)                DECEMBER  31,
                                                                     THROUGH        -----------------------------
                                                               DECEMBER 31, 2001         2001               2000
                                                               -----------------    -------------      -----------
EXPENSES
    General & Administrative                                       $ 3,351,788      $     214,223      $    57,040
    Officer Salary                                                     986,556                  -                -
    Marketing                                                          393,358                  -                -
    Depreciation & Amortization                                        103,800              3,134            1,959
    Expired Public Offering Costs                                      179,211                  -                -
                                                                   -----------      -------------      -----------
    Total Expenses                                                   5,014,713            217,357           58,999
                                                                   -----------      -------------      -----------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                                    (90,000)                 -                -
    Interest & Other Income                                            423,220                  -                -
    Loss on Marketable Securities                                      (96,529)                 -                -
    Loss on Sale of Equipment                                          (34,144)                 -                -
                                                                   -----------      -------------      -----------
    Total Other Income (Expense)                                       202,547                  -                -
                                                                   -----------      -------------      -----------
Net Loss before Income Taxes and Extraordinary Item                 (4,812,166)          (217,357)         (58,999)
Income tax benefit                                                      25,436                  -                -
                                                                   -----------      -------------      -----------
Net Loss before Extraordinary Item                                  (4,786,730)          (217,357)         (58,999)
,
Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                             257,800                  -                -
Benefit from utilization of net operating loss carryforward            139,764                  -                -
                                                                   -----------      -------------      -----------
NET (LOSS) INCOME                                                  $(4,389,166)     $    (217,357)     $   (58,999)
                                                                   ===========      =============      ===========

Net (Loss) Earnings per Common Share                                                $       (0.15)     $     (0.04)
                                                                                     ============      ===========

Weighted Average Number of  Common
    Shares Outstanding                                                                  1,488,024        1,347,493
                                                                                        =========        =========





                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                     DEFICIT
                                                            COMMON STOCK                           ACCUMULATED
                                                    ----------------------------     ADDITIONAL     DURING THE
                                                      # OF SHARES                      PAID-IN     DEVELOPMENT
                                                        ISSUED          AMOUNT         CAPITAL        STAGE            TOTAL
                                                    -----------      -----------    -----------    -----------    -----------
To a Director, for Cash & Other Property
 (A, B, C) ......................................     2,518,000            2,518         11,705           --            4,223
To Directors & Officers for non-Cash
 Considerations Received (A, B, D) ..............       582,750              583         16,900           --           17,483
To Others for non-Cash Considerations
 Received (A, B, D) .............................        49,250               49          1,428           --            1,477
                                                                     -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 .....................     3,150,000            3,150         30,033           --           33,183
Private Placement Offering, Net of
 Issuance Costs of $16,453 (A, E) ...............       312,500              312        108,235           --          108,547
Patent License Costs (M) ........................          --               --         (125,000)          --         (125,000)
Dec. 31/86--Net Loss ............................          --               --             --          (44,461)       (44,461)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 .....................     3,462,500            3,462         13,268        (44,461)       (27,731)
May 7/87-- to a Director/Officer for Property
 (A, B, C) ......................................       500,000              500           (500)          --             --
May 12/87-- to a Director/Officer for Cash
 (A, F) .........................................       100,000              100         39,900           --           40,000
Reversal of Accrued License Costs (M) ...........          --               --           25,000           --           25,000
Capital Contribution by Principal Stockholder ...          --               --           78,076           --           78,076

Oct. 12/87-- Public Offering, net of Costs ......   $    76,314        1,131,010          1,132      1,336,318      1,337,450
Dec. 31/87--Net Loss ............................          --               --             --         (176,052)      (176,052)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 .....................     5,193,510            5,194      1,492,062       (220,513)     1,276,743
Apr. 7/88-- to Directors/Officers for Property
 (A, G) .........................................       800,000              800           --             --             800
May 1/88-- to Others for non-Cash Considerations
 Received (A, H) ................................        95,750               96            (96)          --             --
May 19/88-- Proceeds from Public Offering, net of
 Public Offering Costs of .......................   $   487,287        2,300,000          2,300      1,810,413      1,812,713
Patent License Costs (M) ........................          --               --         (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ...........       128,300              128        160,247           --          160,375
Dec. 31/88--Net Loss ............................          --               --             --         (405,875)      (405,875)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 .....................     8,517,560            8,518      3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ...........         3,000                3          5,997           --            6,000
Issuance of Stock by Principal Stockholder ......          --               --          110,000           --          110,000
Dec. 31/89--Net Loss ............................          --               --             --       (1,129,559)    (1,129,559)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 .....................     8,520,560      $     8,521    $ 3,478,623    ($1,755,947)   $ 1,731,197
Dec. 31/90--Net Loss ............................          --               --             --       (1,175,201)   ( 1,175,201)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 .....................     8,520,560            8,521      3,478,623     (2,931,148)       555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) ......................       125,000              125          7,375          7,500           --
Oct. 3/91-- To Directors & Officers for non-Cash
 Considerations Received (A, J) .................        85,000               85          5,015          5,100
Dec. 31/91--Net Loss ............................          --               --             --         (430,800)      (430,800)
                                                    -----------      -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 1991 .....................     8,730,560            8,731      3,491,013     (3,361,948)       137,796




                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                     DEFICIT
                                                            COMMON STOCK                           ACCUMULATED
                                                    ----------------------------     ADDITIONAL     DURING THE
                                                      # OF SHARES                      PAID-IN     DEVELOPMENT
                                                        ISSUED          AMOUNT         CAPITAL        STAGE            TOTAL
                                                    --------------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 1991 ........................     8,730,560         8,731     3,491,013    (3,361,948)       137,796
Aug. 12/92-- to an Individual for Professional
  Services Rendered (A, K) .........................        50,000            50         2,950         3,000           --
Dec. 31/92--Net Loss ...............................          --            --            --        (173,144)      (173,144)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1992 ........................     8,780,560         8,781     3,493,963    (3,535,092)       (32,348)
Feb. 12/93-- to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ............        46,850            47         2,753         2,800           --
Dec. 31/93--Net Loss ...............................          --            --            --        (450,366)      (450,366)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1993 ........................     8,827,410         8,828     3,496,716    (3,985,458)      (479,914)
Feb. 22/94-- to Various Parties for Professional
  Services Rendered (A, N) .........................        75,000            75         7,425         7,500           --
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .........................        30,000            30         5,970         6,000           --
Jul. 25/94-- to Various Parties for Secretarial
  Services Rendered (A, P) .........................        10,000            10         1,990         2,000           --
Dec. 31/94--Net Loss ...............................          --            --            --        (198,366)      (198,366)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1994 ........................     8,942,410         8,943     3,512,101    (4,183,824)      (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .........................       125,000           125        18,625        18,750           --
Dec. 31/95--Net Loss ...............................          --            --            --        (103,635)      (103,635)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1995 ........................     9,067,410   $     9,068   $ 3,530,726   ($4,287,459)   ($  747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .........................        25,000            25         3,725         3,750           --
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .........................        60,000            60         8,940         9,000           --
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, S) .........................        30,000            30         4,470         4,500           --
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .........................        50,000            50         7,450         7,500           --
Sep. 13/96--to the President/Principal Shareholder
  in Exchange for Accrued Salaries Waiver up to
  12/31/96 (A, U) ..................................     2,000,000         2,000       298,000       300,000           --
Dec. 31/96--Net Loss ...............................          --            --            --         (39,711)       (39,711)
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 ........................    11,232,410        11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) .........................        50,000            50         8,950         9,000           --
Feb. 26/97-- to an Individual for Professional
  Services Rendered (A, W) .........................        15,000            15         2,685         2,700           --
Nov. 5/97-- to an Individual for Professional
  Services Rendered (A, P) .........................        20,000            20         2,980         3,000           --
Nov. 5/97--to a Financial Public Relations Company
  for  Professional Services Rendered (A, X) .......       226,100           226        24,634        24,860           --
Nov. 5/97-- to a Consulting Company for Professional
  Services Rendered (A, Y) .........................       100,000           100        10,900        11,000
Dec. 31/97--Net Gain ...............................          --            --         349,910        349,910          --
                                                       -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 ........................    11,643,510        11,644     3,903,460    (3,977,260)       (62,156)



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                     DEFICIT
                                                            COMMON STOCK                           ACCUMULATED
                                                    ----------------------------     ADDITIONAL     DURING THE
                                                      # OF SHARES                      PAID-IN     DEVELOPMENT
                                                        ISSUED          AMOUNT         CAPITAL        STAGE            TOTAL
                                                    --------------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 1997 ......................     11,643,510          11,644      3,903,460     (3,977,260)        (62,156)
Jan. 22/98--to a Financial Public Relations Co. ..
  for Professional Services Rendered (X) .........        200,000             200         21,800           --            22,000
Apr. 13/98--for Professional Services Rendered (X)        100,000             100         14,900           --            15,000
Jun. 4/98--for Professional Services Rendered (Y)          50,000              50          8,950           --             9,000
Aug. 4/98--for Professional Services Rendered (R)          50,000              50          7,950           --             8,000
Dec. 31/98--Net Loss .............................           --              --             --          (71,231)        (71,231)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 1998 ......................     12,043,510    $     12,044   $  3,959,560   ($ 4,048,491)   ($    76,887)
Feb. 1/99--10 to 1 Reverse Stock Split ...........    (10,839,159)           --             --             --       (10,839,129)
Various/99--for Professional Services Rendered ...         66,000             660         22,825           --            23,485
Dec. 31/99--Net Loss .............................           --              --             --          (64,319)        (64,319)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 1999 ......................      1,270,351          12,304      3,982,385     (4,112,810)       (118,121)
Feb. 28/00--for Professional Services Rendered ...          7,000              70         26,180           --            26,250
Apr. 2/00--for Professional Services Rendered ....          4,000              40          8,680           --             8,720
Apr. 12/00--for Professional Services Rendered ...            500               5          1,245           --             1,250
Jul. 26/00--for Professional Services Rendered ...          2,500              25          1,850           --             1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt .........................        140,283           1,403        146,380           --           147,783
Dec. 31/00--Net Loss .............................           --              --             --          (58,999)        (58,999)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE - DECEMBER 31, 2000 ......................      1,424,634          14,247      4,166,720     (4,171,809)          9,158
Jan 11/01-for Professional Services Rendered .....         14,500             145         67,355           --            67,500
Jan/Apr 01 Stock Options for Services ............           --              --           34,500           --            34,500
Jan 31/ 01-Exercise of Stock Options for Cash ....         35,000             350         34,650           --            35,000
May 11/01Exercise of Stock Options for Cash ......         25,000             250          9,125           --             9,375
 July 31/01 for Professional Services Rendered ...          9,000              90         80,910           --            81,000
Dec 31/01 Net Loss ...............................           --              --             --         (217,357)       (217,357)
                                                     ------------    ------------   ------------   ------------    ------------
BALANCE -DECEMBER 31, 2001 .......................      1,508,134    $     15,082   $  4,393,260   $ (4,389,166)   $     19,176
                                                     ============    ============   ============   =============   ============

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

(V)  Non-cash  consideration  received  consisted of  advertising  and marketing
     services   supplied  at  no  charge  STATEMENT  OF   STOCKHOLDERS'   EQUITY
     (DEFICIENCY) (CONTINUED)

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

(Z) In 2001, 25,500 shares of common stock, valued at $148,500 and stock options to outside consultants for 69,000 shares, valued at $34,500 were issued for services.












                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                                   CUMULATIVE FROM             YEARS ENDED
                                                                    AUG. 14, 1985 to           DECEMBER 31
                                                                     DEC. 31, 2001          2001         2000
                                                                     -------------          ----         ----
OPERATING ACTIVITIES
--------------------

Net (Loss) Gain                                                       $ (4,389,166)   $ (217,357)  $  (58,999)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                            105,628         3,134        1,959
    Loss on Marketable Securities                                          130,741             -            -
    Expired Public Offering Costs                                          110,000             -            -
    Cancellation of Stockholder Note Receivable                             55,490             -            -
    Stock Issued in lieu of Cash for Prof. Services                        477,055       148,500       38,095
    Stock  Options Issued in lieu of Cash for Prof. Services                34,500        34,500
    Stock Issued in lieu of Cash for Waived Salaries                       294,000             -            -
    Loss on Sale of Equipment                                               34,144             -            -
    Decrease (Increase) in Other Assets                                    (-1,161)            -            -
    Increase (Decrease) in Accrued Expenses                                    800           800      (28,515)
                                                                      ------------    ----------   ----------
    NET CASH USED IN OPERATING ACTIVITIES                               (3,247,969)      (30,423)     (47,460)
                                                                      ------------    ----------   ----------
INVESTING ACTIVITIES
--------------------
Purchases of Marketable Securities                                        (130,741)            -            -
Purchases of Property & Equipment                                         (125,227)            -       (11753)
Patent License Expenditures                                               (152,098)            -            -
Proceeds from Sale of Equipment                                             22,994             -            -
                                                                      ------------     ---------    ----------
    NET CASH USED IN INVESTING ACTIVITIES                                 (385,072)            -       (11,753)
                                                                      ------------     ---------    ----------
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance of Stock-Private Offerings                          234,783             -       126,236
Proceeds from Issuance of Stock-Public Offerings                         3,150,163             -             -
Proceeds from Issuance of Stock-Exercise of Warrants                       284,733        44,375             -
Capital Contributions                                                       78,076             -             -
Net Receipts/Advances to Stockholder                                      (100,600)            -       (90,367)
                                                                      ------------     ---------    ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           3,647,155        44,375        35,869
                                                                      ------------     ---------    ----------
     NET INCREASE (DECREASE) IN CASH                                        14,114        13,952           162
    CASH - BEGINNING                                                             -           162             -
                                                                      ------------     ---------    ----------
    CASH - ENDING                                                     $     14,114     $  14,114    $      162
                                                                      ============     =========    ==========






                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

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

          EARNINGS (LOSS) PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2001 and 2000 since the effect would have been anti-dilutive to the Company's net loss per common share.

          PATENT COSTS

          Costs incurred in connection with obtaining the license agreement of a patent have been capitalized and are being amortized using the straight-line method over 17 years from the date of issuance of the patents.

          INCOME TAXES

          The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        INCOME TAXES (CONTINUED)

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

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

          As of May 19, 2000 the Company has agreed to grant its C.E.O. and inventor over ten year non- plan options to purchase the Company's Common Stock $0.01 par value per share in the amount of 500,000 shares, contingent upon the issuance of patent allowance related to a certain patent application. In February 2002, the patent was granted.

          In 2001, 69,000 options, at exercise prices ranging from $4.75 to $11.00, were issued for outside services. The company also granted corporate officers options for 101,000 shares at prices of $4.75 to $12.00 per share.

          As required by Statement of Financial Accounting Standards ("SFAS") 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

NOTE 6. STOCK OPTIONS
        OTHER STOCK OPTIONS (CONTINUED)

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. .The charge for options issued in 2001 would increase the loss .by $ 50,500 or $ .03 per share.

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

                                                             Year Ended December 31,
                                                         2001                      2000
                                              --------------------------   -----------------------
                                                              Weighted                   Weighted
                                                               Average                    Average
                                                              Exercise                   Exercise
                                                 SHARES        PRICE         SHARES*      PRICE
                                              -----------   -----------   ------------  ---------
          Outstanding at beginning of year      1,287,500   $ 2.17           302,000     $ 3.30
          Granted                                 170,000   $ 7.46         1,025,000     $ 1.375
          Exercised                               (60,000)       -           (17,500)         -
          Forfeited                               (70,000)       -           (22,000)    $    -
                                              -----------                 ----------
          Outstanding at end of year            1,327,500   $ 2.50         1,287,500     $ 2.17
                                              ===========                 ==========
          Options exercisable at year-end         691,500   $ 2.50           527,000     $ 2.50
                                              ===========                 ==========




                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2001

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



NOTE 6. COMMON STOCK SPLIT

          On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 7. INCOME TAXES

          At December 31, 2001, the Company had a net operating loss carry forward of approximately $4 million, that expires through 2016.

          The Company has a deferred tax asset of approximately $1,500,000 as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

NOTE 8. PATENTS ISSUED AND SUBSEQUENT EVENT

          On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

          In February 2002 the company received from the U S Patent and Trademark Office a notice of allowance for its Prepaid Debit Card.