Form 10QSB
period 2002-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2002-04-30
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

      For the Quarterly Period Ended MARCH 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                            59-2686523
                -------                           -----------
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

The number of shares outstanding of the registrant common stock is 1,508,134 (as of March 31, 2002).

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

                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                  BALANCE SHEET
                                 March 31, 2002

ASSETS

  Cash                                                                 $ 2,182
  Office Equipment, Net                                                  4,807
  Deferred Patent Costs, Net                                             1,161
                                                             ------------------

      Assets                                                           $ 8,150
                                                             ==================


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 1,508,134 Issued and Outstanding               $ 15,082
  Additional Paid-In Capital                                         4,393,260
  Deficit Accumulated During Developmental Stage                    (4,400,192)
                                                             ------------------
    Total Stockholders' Equity                                           8,150
                                                             ------------------

      Total Liabilities and Stockholders' Equity                       $ 8,150
                                                             ==================

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS


                                           For the Three Months Ended
                                               March 31, 2002
                                           ------------------------


INCOME                                                         $ -
                                           ------------------------

EXPENSES
  General & Administrative                                $ 11,025
  Depreciation & Amortization
                                           ------------------------
    Total Expenses                                          11,025
                                           ------------------------


NET LOSS                                                 $ (11,025)
                                           ========================

Net (Loss) Earnings per Common  Share                      $ (0.15)
                                           ========================

Weighted Average Number of Common                        1,488,024
                                           ========================
  Shares Outstanding

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)








                                                         Common Stock                       Deficit
                                                   -----------------------    Additional    During the
                                                   # of Shares                Paid-In       Development
                                                      Issued     Amount       Capital         Stage        Total
                                                   -----------  ----------   ----------    -----------   ----------

To a  Director, for Cash & Other Property
(A, B, C) ......................................    2,518,000   $    2,518       11,705          --          14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............      582,750          583       16,900          --          17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................       49,250           49        1,428          --           1,477
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1985 ....................    3,150,000        3,150       30,033          --          33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............      312,500          312      108,235          --         108,547
Patent License Costs (M) .......................         --           --       (125,000)         --        (125,000)
Dec. 31/86 --Net Loss ..........................         --           --           --         (44,461)      (44,461)
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1986 ....................    3,462,500        3,462       13,268       (44,461)      (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................      500,000          500         (500)         --            --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................      100,000          100       39,900          --          40,000
Reversal of Accrued License Costs (M) ..........         --           --         25,000          --          25,000
Capital Contribution by Principal Stockholder ..         --           --         78,076          --          78,076
Oct. 12/87--Public Offering, net of Costs ......    1,131,010        1,132    1,336,318          --       1,337,450
Dec. 31/87--Net Loss ...........................         --           --           --        (176,052)     (176,052)
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1987 ....................    5,193,510        5,194    1,492,062      (220,513)    1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................      800,000          800         --            --             800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................       95,750           96          (96)         --            --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................    2,300,000        2,300    1,810,413          --       1,812,713
Patent License Costs (M) .......................         --           --       (100,000)         --        (100,000)
Warrants Converted at $1.25 per Share ..........      128,300          128      160,247          --         160,375
Dec. 31/88--Net Loss ...........................         --           --           --        (405,875)     (405,875)
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1988 ....................    8,517,560        8,518    3,362,626      (626,388)    2,744,756
Warrants Converted at $2.00 per Share ..........        3,000            3        5,997          --           6,000
Issuance of Stock by Principal Stockholder .....         --           --        110,000          --         110,000
Dec. 31/89--Net Loss ...........................         --           --           --      (1,129,559)   (1,129,559)
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1989 ....................    8,520,560        8,521    3,478,623    (1,755,947)    1,731,197
Dec. 31/90--Net Loss ...........................         --           --           --      (1,175,201)   (1,175,201)
                                                   ----------   ----------   ----------    ----------    ----------
BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623    (2,931,148)      555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                         Common Stock                       Deficit
                                                   -----------------------    Additional    During the
                                                   # of Shares                Paid-In       Development
                                                      Issued     Amount       Capital         Stage        Total
                                                   -----------  ----------   ----------    -----------   ----------

BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623   (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375         --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015         --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --       (430,800)     (430,800)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013   (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950         --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --       (173,144)     (173,144)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963   (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753         --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --       (450,366)     (450,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716   (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425         --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970         --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990         --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --       (198,366)     (198,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101   (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625         --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --       (103,635)     (103,635)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726   (4,287,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725         --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940         --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470         --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450         --           7,500




                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                             Common Stock                         Deficit
                                                       -----------------------      Additional    During the
                                                       # of Shares                  Paid-In       Development
                                                          Issued      Amount         Capital         Stage          Total
                                                       -----------   ----------    ----------    -----------    -----------
Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Professional Services Rendered (Y) .        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                       Common Stock                         Deficit
                                                 -----------------------      Additional    During the
                                                 # of Shares                  Paid-In       Development
                                                    Issued      Amount         Capital         Stage          Total
                                                 -----------   ----------    ----------    -----------    -----------
Jan. 11/01--for Professional Services Rendered        14,500           145        67,355          --           67,500
Jan./Apr 01--Stock Option for Services .......          --            --          34,500          --           34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000           350        34,650          --           35,000
May 11/01--Exercise of Stock Option for Cash .        25,000           250         9,125          --            9,375
Jul. 31/01--for Professional Services Rendered         9,000            90        80,910          --           81,000
Dec. 31/01--Net Loss .........................          --            --            --        (217,357)      (217,357)
                                                 -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134        15,082     4,393,260    (4,389,166)        19,176
Mar. 31/02--Net Loss .........................          --            --            --         (11,026)       (11,026)
                                                 -----------   -----------   -----------   -----------    -----------
BALANCE - MARCH 31, 2002 .....................     1,508,134   $    15,082   $ 4,393,260   $(4,400,192)   $     8,150
                                                 ===========   ===========   ===========   ===========    ===========


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                            FOR THE THREE MONTHS ENDED
                                                 MARCH 31, 2002
                                              ---------------------

OPERATING ACTIVITIES
Net Loss                                               $ (11,026)
Adjustments to Reconcile Net Loss                              -
  Net Cash Provided in Operating Activities:
  Stock Issued in lieu of Cash                                 -
  Decrease in Accrued Expenses                              (800)
                                              -------------------
NET CASH PROVIDED IN OPERATING ACTIVITIES                (11,826)
                                              -------------------

INVESTING ACTIVITIES
Purchases of Property & Equipment                           (106)
                                              -------------------
NET CASH USED IN INVESTING ACTIVITIES                       (106)
                                              -------------------

FINANCING ACTIVITIES
Capital Contributions                                          -
Net Receipts/Advances to Stockholder                           -
                                              -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -
                                              -------------------
NET INCREASE IN CASH                                     (11,932)

CASH - BEGINNING                                          14,114

CASH - ENDING                                            $ 2,182
                                              ===================

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS ACTIVITY

     Default Proof Credit Card System, Inc. (the "Company") was incorporated on August 14, 1985 under the laws of the State of Florida. The Company owns the intellectual property of several U.S. Patents and patent pending applications and is engaged in the marketing of secured credit cards and of the ATM Prepaid Debit Cards Dispenser for which received notice of patent allowance on April 24, 2000, the over the counter sale and dispensing of prepaid debit cards (patent pending) and the e-commerce internet dispensed of prepaid debit cards under the Domain name ubuydedbitcards.com also patent pending. The Company's offices are located in Coral Gables, Florida. The Company is in the development stage and its operation to date has largely consisted of the research, marketing and development of its products.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

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

NOTE 5. EMPLOYMENT AGREEMENT

     On September 1, 1988, the president/principal stockholder entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. The agreement terminates upon the stockholder's seventy-sixth birthday, or his death or disability, whichever occurs first. The agreement also provides that in the event of a termination for other

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

NOTE 5. EMPLOYMENT AGREEMENT (CONTINUED)

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

NOTE 6. STOCK OPTIONS

     OTHER STOCK OPTIONS (CONTINUED)

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

NOTE 6. STOCK OPTIONS

     OTHER STOCK OPTIONS (CONTINUED)

     A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2001 and 2000, and changes during the years then ended is presented below:


                                                                 Year Ended December 31,
                                                            2001                         2002
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------

Outstanding at beginning of year              1,287,500       $ 2.17        302,000        $ 3.30
Granted                                         170,000       $ 7.46      1,025,000        $1.375
Exercised                                       (60,000)      $   --        (17,500)       $  --
Forfeited                                       (70,000)      $   --        (22,000)       $  --
                                         ---------------              --------------
outstanding at end of year                    1,327,500       $ 2.50      1,287,500        $ 2.17
                                         ===============              ==============
Options exercisable at year-end                 691,500       $ 2.50        527,000        $ 2.50
                                         ===============              ==============



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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2002

NOTE 8. PATENTS ISSUED AND SUBSEQUENT EVENT (CONTINUED)

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


                                 DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  April 25, 2002            By: /s/ VINCENT CUERVO
                                    ---------------------------------------
                                    VINCENT CUERVO
                                    Vincent Cuervo, Chief Executive Officer



Date:  April 25, 2002            By: /s/ PEDRO P. LLAGUNO
                                    ---------------------------------------
                                    PEDRO P. LLAGUNO
                                    Pedro, P. Llaguno, Secretary
                                    and Vice President