Form 10QSB
period 2002-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2002-07-31
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended JUNE 30, 2002

                                       OR

(  ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------
Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                            59-2686523
               --------                           ----------
 (State or other jurisdiction            (I.R.S. Employer Identification
     of incorporation)                              Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA           33146-2309
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

                                 (305) 666-1460
                                 --------------
               Registrant's telephone number, including area code


---------------------------------------------------------------------------
(Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,508,134 (as of June 30, 2002).

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                                 JUNE 30, 2002

ASSETS
------

  Cash                                                           $      921
  Office Equipment, Net                                               4,807
  Deferred Patent Costs, Net                                          1,161
                                                                 -----------

    Total Assets                                                 $    6,889
                                                                 ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Due to Director                                                $      230
                                                                 -----------
    Total Current Liabilities                                           230

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 1,508,134 Issued and Outstanding              15,082
  Additional Paid-In Capital                                      4,395,760
  Deficit Accumulated During Developmental Stage                 (4,404,183)
                                                                 -----------
    Total Stockholders' Equity                                        6,659
                                                                 -----------

      Total Liabilities and Stockholders' Equity                 $    6,889
                                                                 ===========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            Statements of Operations

                                                For the Six Months Ended
                                                     June 30, 2002
                                                ------------------------


INCOME                                                     $         --
                                                           -------------
EXPENSES
  General & Administrative                                       15,017
  Depreciation & Amortization
                                                           -------------
     Total Expenses                                               15,017
                                                           -------------



NET LOSS                                                   $    (15,017)
                                                           =============
Net (Loss) Earnings per Common  Share                      $      (0.15)
                                                           =============
Weighted Average Number of Common                             1,488,024
  Shares Outstanding                                       =============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                 Statement of Stockholders' Equity (Deficiency)


                                                        Common Stock
                                                   -----------------------    Aditional     During the
                                                   # of Shares                 Paid-In      Development
                                                     Issued       Amount       Capital        Stage         Total
                                                   ----------   ----------    ----------    ----------   ----------

To a  Director, for Cash & Other Property
(A, B, C) ......................................    2,518,000   $    2,518       11,705          --          14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............      582,750          583       16,900          --          17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................       49,250           49        1,428          --           1,477
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1985 ....................    3,150,000        3,150       30,033          --          33,183

Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............      312,500          312      108,235          --         108,547
Patent License Costs (M) .......................         --           --       (125,000)         --        (125,000)
Dec. 31/86 --Net Loss ..........................         --           --           --         (44,461)      (44,461)
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1986 ....................    3,462,500        3,462       13,268       (44,461)      (27,731)

May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................      500,000          500         (500)         --            --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................      100,000          100       39,900          --          40,000
Reversal of Accrued License Costs (M) ..........         --           --         25,000          --          25,000
Capital Contribution by Principal Stockholder ..         --           --         78,076          --          78,076
Oct. 12/87--Public Offering, net of Costs ......    1,131,010        1,132    1,336,318                   1,337,450
Dec. 31/87--Net Loss ...........................         --           --           --        (176,052)     (176,052)
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1987 ....................    5,193,510        5,194    1,492,062      (220,513)    1,276,743

Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................      800,000          800         --            --             800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................       95,750           96          (96)         --            --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................    2,300,000        2,300    1,810,413          --       1,812,713
Patent License Costs (M) .......................         --           --       (100,000)         --        (100,000)
Warrants Converted at $1.25 per Share ..........      128,300          128      160,247          --         160,375
Dec. 31/88--Net Loss ...........................         --           --           --        (405,875)     (405,875)
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1988 ....................    8,517,560        8,518    3,362,626      (626,388)    2,744,756

Warrants Converted at $2.00 per Share ..........        3,000            3        5,997          --           6,000
Issuance of Stock by Principal Stockholder .....         --           --        110,000          --         110,000
Dec. 31/89--Net Loss ...........................         --           --           --      (1,129,559)   (1,129,559)
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1989 ....................    8,520,560        8,521    3,478,623    (1,755,947)    1,731,197

Dec. 31/90--Net Loss ...........................         --           --           --      (1,175,201)   (1,175,201)
                                                   ----------   ----------    ----------    ----------   ----------
BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623    (2,931,148)      555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                        Common Stock
                                                   -----------------------    Aditional     During the
                                                   # of Shares                 Paid-In      Development
                                                     Issued       Amount       Capital        Stage         Total
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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)




                                                           Common Stock
                                                      -------------------------     Aditional     During the
                                                      # of Shares                    Paid-In      Development
                                                        Issued         Amount        Capital        Stage          Total
                                                      -----------    -----------    ----------    ----------    -----------

Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------    ----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)

Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)

Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Prossional Services Rendered (Y) ...        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)

Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)

Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)





                                                        Common Stock
                                                   -----------------------    Aditional     During the
                                                   # of Shares                 Paid-In      Development
                                                     Issued       Amount       Capital        Stage           Total
                                                   ----------   ----------    ----------    ----------     ----------
Jan. 11/01--for Professional Services Rendered        14,500            145       67,355          --           67,500
Jan./Apr 01--Stock Option for Services .......          --             --         34,500          --           34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000            350       34,650          --           35,000
May 11/01--Exercise of Stock Option for Cash .        25,000            250        9,125          --            9,375
Jul. 31/01--for Professional Services Rendered         9,000             90       80,910          --           81,000
Dec. 31/01--Net Loss .........................          --             --           --        (217,357)      (217,357)
                                                  ----------    -----------   ----------    -----------    ----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134         15,082    4,393,260    (4,389,166)        19,176
May 15/02--Stock Option for Services .........                                     2,500                        2,500
Jun. 30/02--Net Loss .........................                                                 (15,017)       (15,017)
                                                  ----------    -----------   ----------    -----------    ----------
BALANCE - JUNE 30, 2002 ......................     1,508,134    $    15,082   $4,395,760    $(4,404,183)   $    6,659
                                                  ==========    ===========   ==========    ===========    ==========


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS


                                                    For the Six Months Ended
                                                        June 30, 2002
                                                     ---------------------
OPERATING ACTIVITIES
Net Loss                                             $            (15,017)
Adjustments to Reconcile Net Loss                                      -
  Net Cash Provided in Operating Activities:
  Stock Options in lieu of Cash                                     2,500
  Decrease in Accrued Expenses                                       (800)
                                                     ---------------------
Net Cash Provided in Operating Activities                         (13,317)
                                                     ---------------------
INVESTING ACTIVITIES
Purchases of Property & Equipment                                    (106)
                                                     ---------------------

Net Cash Used in Investing Activities                                (106)
                                                    ---------------------
FINANCING ACTIVITIES
Capital Contributions                                                   -
Net Receipts/Advances to Stockholder                                  230
                                                    ---------------------

Net Cash Provided by Financing Activities                             230
                                                     ---------------------
NET INCREASE IN CASH                                              (13,193)

CASH - BEGINNING                                                   14,114
                                                     ---------------------
CASH - ENDING                                        $                921
                                                     =====================

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002

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

NOTE 5. EMPLOYMENT AGREEMENT

          On September 1, 1988, the president/principal stockholder entered into an employment agreement with the Company. Pursuant to the agreement, the stockholder is to receive an annual salary of $144,000, increased annually by the greater of 5% or the increase in the consumer price index. However, rights to this salary and its increases have been permanently waived by the stockholder until such time as the Company's cash flows improve. The agreement terminates upon the stockholder's seventy-sixth birthday, or his death or disability, whichever occurs first. The agreement also provides that in the event of a termination

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002

NOTE 5. EMPLOYMENT AGREEMENT (CONTINUED)

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2001 and 2000, and changes during the years then ended is presented below:


                                                                    Year Ended December 31,
                                                             2001                            2002
                                                          -------------                  ------------
                                                            Weighted                      Weighted
                                                            Average                        Average
                                                            Exercise                      Exercise
                                             Shares          Price          Shares          Price
                                           -------------- -------------   -------------- ------------

Outstanding at beginning of year               1,287,500        $ 2.17          302,000     $ 3.30
Granted                                          170,000        $ 7.46        1,025,000     $ 1.375
Exercised                                        (60,000)       $   -           (17,500)    $   -
Forfeited                                        (70,000)       $   -           (22,000)    $   -
                                           --------------                 --------------
Outstanding at end of year                     1,327,500        $ 2.50        1,287,500     $ 2.17
                                           ==============                 ==============
Options exercisable at year-end                  691,500        $ 2.50          527,000     $ 2.50
                                           ==============                 ==============


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2002


NOTE 8. PATENTS ISSUED AND SUBSEQUENT EVENT (CONTINUED)

          In February 2002 the company received from the U S Patent and Trademark Office a notice of allowance for its Prepaid Debit Card.

          On June 11, 2002, the U.S. Patent and Trademarks Office issued the Patent Number 6,405,182, the "SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POINT-OF SALE TERMINALS". The Patent Certificate was received on June 18, 2002.

NOTE 9. On July 1, 2002 the Company retained one of the Nation's most successful patent enforcement Law Firms: NIRO, SCAVONE, Haller & NIRO.
          Mr. Raymond P. Niro, the senior partner of law firm will lead Default Proof's legal team.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  July 29, 2002
                                   By: /s/ VINCENT CUERVO
                                       ---------------------------------------
                                       Vincent Cuervo, Chief Executive Officer

Date:  July 29, 2002
                                   By: /s/ PEDRO P. LLAGUNO
                                       ---------------------------------------
                                       Pedro, P. Llaguno, Secretary and
                                       Vice President