Form 10QSB/A
period 2002-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2002-08-07
CIK 803260

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

                            Statements of Operations

                                                For the Six Months Ended
                                                     June 30, 2002
                                                ------------------------


INCOME                                                     $         --
                                                           -------------
EXPENSES
  General & Administrative                                        15,017
  Depreciation & Amortization
                                                           -------------
     Total Expenses                                               15,017
                                                           -------------



NET LOSS                                                   $    (15,017)
                                                           =============
Net (Loss) Earnings per Common  Share                      $      (0.01)
                                                           =============
Weighted Average Number of Common                             1,488,024
  Shares Outstanding                                       =============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  August 7, 2002
                                   By: /s/ VINCENT CUERVO
                                       ---------------------------------------
                                       Vincent Cuervo, Chief Executive Officer

Date:  August 7, 2002
                                   By: /s/ PEDRO P. LLAGUNO
                                       ---------------------------------------
                                       Pedro, P. Llaguno, Secretary and
                                       Vice President