Form 10QSB
period 2002-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2002-10-24
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended SEPTEMBER 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114
                       ------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     -------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                            59-2686523
          ---------------                   ---------------------
 (State or other jurisdiction             (I.R.S. Employer Identification
     of incorporation)                                Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA    33146-2309
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

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 1,773,134 (as of September 30, 2002).

Transitional Small Business Disclosure Format
Yes  X   No  _
     -

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



CERTIFICATION OF FINANCIAL STATEMENTS

The Chief Executive and Financial Officer has reviewed the report and that, based on his knowledge, it does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, not misleading. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the company's financial condition and results of operations of the issuer as of, and for, the periods presented in the report.

The signing officer is responsible for establishing and maintaining internal controls and has designed such internal controls to ensure that material information related to the company is made known to them, particularly during the time in which the periodic report is being prepared. Moreover, the officer must certify that he has evaluated the effectiveness of the controls and procedures within 90 days of the date of the report and has presented in the report their conclusions about their effectiveness based on the required evaluation as of that date.

The signing officer has disclosed all significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record and report financial data and have identified any material weaknesses in internal controls, as well as any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls.

Finally, the signing officer certifies that he has indicated in the report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  October 19, 2002

                                    By: //s/ VINCENT CUERVO
                                       ------------------------------------
                                       Vincent Cuervo
                                       Chief Executive Officer and
                                       Chief Financial Officer

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                 C O N T E N T S

                                                                PAGE
                                                                ----

FINANCIAL STATEMENTS

         BALANCE SHEET                                             4

         STATEMENTS OF OPERATIONS                                  5

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          6 -12

         STATEMENTS OF CASH FLOWS                                 13

NOTES TO FINANCIAL STATEMENTS                                14 - 21

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



                                  BALANCE SHEET

                               September 30, 2002
ASSETS
------

  Cash                                                                 $ 830
  Prepaid Expenses                                                    20,000
  Office Equipment, Net                                                4,807
  Deferred Patent Costs, Net                                           1,161
                                                             ---------------

    Total Assets                                                    $ 26,798
                                                             ===============


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Due to Director                                                    $ 9,000
                                                              ---------------
    Total Current Liabilities                                          9,000

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 1,773,134 Issued and Outstanding               17,732
  Additional Paid-In Capital                                       4,417,110
  Deficit Accumulated During Developmental Stage                  (4,417,044)
                                                              ---------------
    Total Stockholders' Equity                                        17,798
                                                              ---------------

      Total Liabilities and Stockholders' Equity                    $ 26,798
                                                              ===============

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS



                                                FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002
                                                 ------------------------

INCOME                                                       $         --
                                                         ----------------

EXPENSES
  General & Administrative                                         27,877
  Depreciation & Amortization                            ----------------
    Total Expenses                                                 27,877
                                                         ----------------


NET LOSS                                                     $    (27,877)
                                                         ================

Net (Loss) Earnings per Common  Share                        $      (0.02)
                                                         ================

Weighted Average Number of Common                               1,567,023
  Shares Outstanding                                     ================

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                           Common Stock                         Deficit
                                                   -------------------------     Additional    During the
                                                   # of Shares                    Paid-In     Development
                                                     Issued         Amount        Capital         Stage         Total
                                                   -----------   -----------   ------------   ------------   -----------

To a  Director, for Cash & Other Property
(A, B, C) ......................................     2,518,000   $     2,518   $    11,705    $      --      $    14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............       582,750           583        16,900           --           17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................        49,250            49         1,428           --            1,477
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 ....................     3,150,000         3,150        30,033           --           33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............       312,500           312       108,235           --          108,547
Patent License Costs (M) .......................          --            --        (125,000)          --         (125,000)
Dec. 31/86 --Net Loss ..........................          --            --            --          (44,461)       (44,461)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 ....................     3,462,500         3,462        13,268        (44,461)       (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................       500,000           500          (500)          --             --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ..........          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ..          --            --          78,076           --           78,076
Oct. 12/87--Public Offering, net of Costs ......     1,131,010         1,132     1,336,318                     1,337,450
Dec. 31/87--Net Loss ...........................          --            --            --         (176,052)      (176,052)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 ....................     5,193,510         5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................       800,000           800          --             --              800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................        95,750            96           (96)          --             --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .......................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ..........       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss ...........................          --            --            --         (405,875)      (405,875)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 ....................     8,517,560         8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ..........         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .....          --            --         110,000           --          110,000
Dec. 31/89--Net Loss ...........................          --            --            --       (1,129,559)    (1,129,559)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ....................     8,520,560         8,521     3,478,623     (1,755,947)     1,731,197
Dec. 31/90--Net Loss ...........................          --            --            --       (1,175,201)    (1,175,201)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 ....................     8,520,560         8,521     3,478,623     (2,931,148)       555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                           Common Stock                         Deficit
                                                   -------------------------     Additional    During the
                                                   # of Shares                    Paid-In     Development
                                                     Issued         Amount        Capital         Stage         Total
                                                   -----------   -----------   ------------   ------------   -----------

BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623   (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375         --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015         --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --       (430,800)     (430,800)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013   (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950         --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --       (173,144)     (173,144)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963   (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753         --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --       (450,366)     (450,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716   (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425         --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970         --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990         --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --       (198,366)     (198,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101   (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625         --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --       (103,635)     (103,635)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726   (4,278,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725         --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940         --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470         --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450         --           7,500




                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                              Common Stock                         Deficit
                                                      -------------------------     Additional    During the
                                                      # of Shares                    Paid-In     Development
                                                        Issued         Amount        Capital         Stage         Total
                                                      -----------   -----------   ------------   ------------   -----------
Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                       ----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                       ----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Prossional Services Rendered (Y) ...        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                          Common Stock                         Deficit
                                                  -------------------------     Additional    During the
                                                  # of Shares                    Paid-In     Development
                                                    Issued         Amount        Capital         Stage         Total
                                                  -----------   -----------   ------------   ------------   -----------
Jan. 11/01--for Professional Services Rendered        14,500            145         67,355          --           67,500
Jan./Apr 01--Stock Option for Services .......          --             --           34,500          --           34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000            350         34,650          --           35,000
May 11/01--Exercise of Stock Option for Cash .        25,000            250          9,125          --            9,375
Jul. 31/01--for Professional Services Rendered         9,000             90         80,910          --           81,000
Dec. 31/01--Net Loss .........................          --             --             --        (217,357)      (217,357)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134         15,082      4,393,260    (4,389,166)        19,176
May 15/02--Stock Option for Services .........                                       2,500                        2,500
Jun. 30/02--Net Loss .........................                                                   (15,017)       (15,017)
Aug. 14/02--Exercise of Stock Option for Cash        265,000          2,650         21,350          --           24,000
Sep. 30/02--Net Loss .........................                                                   (12,861)       (12,861)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - SEPTEMBER 30, 2002 .................     1,773,134    $    17,732    $ 4,417,110   $(4,417,044)   $    17,798
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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                     FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002
                                                    ---------------------

OPERATING ACTIVITIES

Net Loss                                                       $ (27,877)
Adjustments to Reconcile Net Loss                                      -
  Net Cash Provided in Operating Activities:
  StockOptions in lieu of Cash                                    26,500
  Increase in Prepaid Expenses                                   (20,000)
  Decrease in Accrued Expenses                                      (800)
                                                               ---------
NET CASH PROVIDED IN OPERATING ACTIVITIES                        (22,177)
                                                               ----------

INVESTING ACTIVITIES
Purchases of Property & Equipment                                   (107)
                                                               ----------

NET CASH USED IN INVESTING ACTIVITIES                               (107)
                                                               ----------

FINANCING ACTIVITIES
Capital Contributions                                                  -
Net Receipts/Advances to Stockholder                               9,000
                                                               ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          9,000
                                                               ----------

NET INCREASE IN CASH                                             (13,284)

CASH - BEGINNING                                                  14,114
                                                               ----------

CASH - ENDING                                                      $ 830
                                                               ==========

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002


NOTE 2. GOING CONCERN CONSIDERATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2002.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2001 and 2000, and changes during the years then ended is presented below:


                                                                   YEAR ENDED DECEMBER 31,
                                                            2001                        2002
                                                         ------------                 ------------
                                                          Weighted                     Weighted
                                                           Average                      Average
                                                          Wxercise                     Exercise
                                             Shares         Price         Shares         Price
                                         --------------- ------------ --------------- ------------

Outstanding at beginning of year              1,287,500       $ 2.17         302,000       $ 3.30
Granted                                         170,000       $ 7.46       1,025,000       $1.375
Exercised                                       (60,000)      $   --         (17,500)      $   --
Forfeited                                       (70,000)      $   --         (22,000)      $   --
                                          --------------              ---------------
Outstanding at end of year                    1,327,500       $ 2.50       1,287,500       $ 2.17
                                          ==============              ===============
                                          ==============
Options exercisable at year-end                 691,500       $ 2.50         527,000       $ 2.50
                                          ==============              ===============


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002

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

          On July 1, 2002, Default Proof Credit Card System, Inc. has retained one of the nation's most successful patent enforcement law firms, Niro, Scavone, Haller & Niro. According to the NY Times, patent enforcement is a $150 billion per year business. The 28-attorney, Chicago, IL based law firm specializes in intellectual property law and has a broad client base that includes Fortune 500 companies.

          On July 3, 2002, Vincent Cuervo, C.E.O., filed 144R documents through his broker for the planned sale of 5,000 shares.

          From July 11 to July 17, 2002, Vincent Cuervo, Chief Executive Officer sold 5,000 shares at $4.40 - $4.80 per share for proceeds of about $22,000.

          On July 18, 2002, Default Proof Credit Card System, Inc., issued a check to the law firm of Niro, Scavone, Haller & Niro in the amount of $20,000 for future out-of-pocket expenses.

          On August 1, 2002, David J. Koss filed 144R documents through his broker for the planned sale of 5,000 shares. On August 14, 15, and 16, 2002, David J. Koss, President and CFO sold 1,000, 2,000 and 2,000 shares respectively.

          On August 7, 2002, Vincent Cuervo, C.E.O. and Director submitted and received Submission Notification Accepted by the U.S. Securities and Exchange Commission of Form 4 regarding 7/11 to 7/12/02 sale of shares.

          On August 14, 2002, Vincent Cuervo, Chief Executive Director exercised a Stock Option of 265,000 Shares at $0.10 per share, at a cost to him of $26,500.

          On August 15, 2002, Vincent Cuervo, C.E.O. and Director, submitted and received Submission Notification Accepted by the U.S. Securities and Exchange Commission of Form 4 regarding 8/14/02 Stock Option exercised.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2002


NOTE 8. PATENTS ISSUED AND SUBSEQUENT EVENT (CONTINUED)

          On August 16, 2002, at a Special Meeting of the Board of Directors of the Company all the Members of the Board present, in an unanimous vote, terminated David J. Koss as it's President and Chief Financial Officer.

          On September 1, 2002, David J. Koss, former President and CFO, filed 144R documents through his broker for the planned sale of 9,500 shares.

          On October 4, 2002, a Termination Agreement was signed by the Corporation and David J. Koss in regard to his removal as President and Chief Financial Officer of Default Proof Credit Card System, Inc.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  October 18, 2002
                                       By:  /s/ VINCENT CUERVO
                                          ---------------------------
                                          Vincent Cuervo,
                                          Chief Executive Officer

Date:  October 18, 2002
                                       By: /s/ PEDRO P. LLAGUNO
                                          ---------------------------
                                          Pedro, P. Llaguno,
                                          Secretary and Vice President