Form 10KSB
period 2002-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2003-03-26
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED] For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED] For the transition period from to

                           Commission File No. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                 (Name of small business issuer in its charter)

                   Florida                                 59-2686523
                   -------                                 ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

             1545 Miller Road, Coral Gables, Florida          33146
            -------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                  Registrant's telephone number: (305)666-1460
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The issuer's revenue for its most recent fiscal year was: Nil

     The aggregate market value of the voting stock held by no-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 4, 2002 of shares issued and outstanding of the registrant's common stock $0.01 par value as of December 31, 2002 was: 1,785,134.

CERTIFICATION OF FINANCIAL STATEMENTS

     The Chief Executive and Financial Officer have reviewed the report and that, based on their knowledge, it does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, not misleading. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the company's financial condition and results of operations of the issuer as of, and for, the periods represented in the report.

     The signing officers are responsible for establishing and maintaining internal controls and have designed such internal controls to ensure that material information related to the company is made known to them, particularly during the time in which the periodic repport is being prepared. Moreover, the officers must certify that they have evaluated the effectiveness of the controls and procedures within 90 days of the date of the report and have presented in the report their conclusions about their effectiveness based on the required evaluation as of that date.

     The signing officers have disclosed to the company auditors and to the board audit committee all significant deficiencies inthe design or operation of internal controls that could adversely affect the company's ability to record and report financial data and have identified for the auditors any material weaknesses in internal controls, as well as any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls.

     Finally, the signing officers certify that they have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Dated:   March 25, 2003

By:  /s/ VINCENT CUERVO                 By:  /s/ CHARLES A. MENENDEZ
     -----------------------                 ----------------------------
     Vincent Cuervo                          Charles A. Menendez
     Chief Executive Officer                 Chief Financial Officer

                                     PART I

ITEM 1: Description of Products & Business.
        -----------------------------------

     Default Proof Credit Card System, Inc. (the "Company" or "DPCCS"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured, prepaid, stored value, gift, credit and debit cards, that are a safer lending risk for the issuers. The Company's first secured type cards were marketed under the registered trademark RESOURCE. Presently the Company owns patents and other intellectual property as the U.S. Patent No. 6,105,009 "The Automated Teller Machine Dispenser of Prepaid Debit Cards", "The Prepaid Debit Card Dispensed at P-O-S Terminals, U.S. Patent No. 6,405,182, and we have a number of patents pending in the United States and many other countries that together provide strong protection for our products. These patents pending build on the issued patents and we expect them to be granted and added to our intellectual property portfolio in the near future. We will continue to develop innovative loyalty products and all our programs for the consumers, the transaction processors, credit, debit and gift card issuers and retailers.

THE COMPANY'S PATENTS AND PATENT PENDING APPLICATIONS

     On August 15, 2000 the U.S. Patent and Trademark Office ("USPTO") issued Patent No. 6,105,009 entitled "Automated Teller Machine Dispenser of Debit Cards" ("ATMDDC") to inventor Vincent Cuervo J.D. On June 11, 2002 the U.S.
Patent Office also granted U.S. Patent No. 6,405,182 "The Prepaid Debit Card System" or the "Over-The-Counter Prepaid Debit Card" to Vincent Cuervo, J.D. its inventor, these two issued patents represent the foundation of the Company's growing patents portfolio stream. The Company has purchased all worldwide rights and licenses of those patents from its inventor Vincent Cuervo, J.D., who is also the founder of Default Proof Credit Card System, Inc. Cuervo is also the inventor of several other patent pending applications and are, the "INTERNET WEBSITE PROGRAM"; on the November 29, 2001, under patent pending application Publication No.20010047342, the USPTO published the full text and image database of Vincent Cuervo's patent pending application for "Credit or Debit Cards of All Kinds to be Issued With a Bank Savings Account Attached". On November 21, 2002, under patent pending application Publication No.20020174016 the USPTO published the full text and image database of Vincent Cuervo's patent pending application for "Multiple Accounts and Purposes Card Method and System". The "Prepaid Debit Card System" is also a patent pending through the Patent Cooperation Treaty with offices in Geneva, Switzerland for the worldwide protection and priority rights of the Company's patents. The patent pending applications relate to various aspects of the purchase, issuance, activation delivery and dispensing of stored value, gift, payroll and prepaid debit cards. The U.S. patents, and patent pending applications are continuation in part (C.I.P.) of the Company's U.S. Patent No. 6,105,009 which is a C.I.P. of application no. 08/877,006 filed on June 6, 1997 and now abandoned. All of the above referenced Intellectual Property ("IP") is protected under the United States and International copyright laws, as well as nationwide, and statewide in Florida, where "RESOURCE" is also a Registered Trademark of the Company.

     The related international application was filed under the Patent Cooperation Treaty ("PCT") and with the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. DPCCS has decided to enroll initially in the countries of the United States of America, United Europe, Canada and Mexico.

     Utilizing its proprietary IP and the associated rights, the Company plans to offer patent licenses of the prepaid debit cards to be marketed, offered, and sold via the internet at UBUYDEBITCARDS.COM ("UBDC"), which is a domain name owned by DPCCS, as well as via numerous innovative non traditional channels including retailers and entities, over-the-counter ("OTC") at stores, through the U.S. Postal Services, etc. The Company's IP is strong as well as efficient and will prove to be a valuable and essential element as the strong trend towards a "cashless" society continues to develop.

U.S. PATENT Number 6,105,009
----------------------------

     "Automated Teller Machine Dispenser of Debit Cards", ("ATMDDC") U.S. Patent No. 6,105,009 is a patented system and technology for controlled purchase, issuance and dispensing of prepaid debit cards. The consumer designs its own prepaid debit card in accordance with his/hers needs and economic means, since the spending amount is prepaid into the card. The ATMDDC technology may be incorporated into newly manufactured ATMs, as well as existing ATMs with simple modifications, or will operate in stand-alone kiosks, or in retailers like a copier corporation is presently using at its stores. The technology provides for actual prepaid debit cards, not vouchers or coupons, to be dispensed.

     The DPCCS "Over-The-Counter Prepaid Debit Card" US Patent # 6,405,182, the "UBUYDEBITCARDS" patent pending, as well as the remaining patent pending applications, are essential for maximizing the potential of the ATMDDC and in the overall marketing plans of the Company.

     These card acquisitions will require minimal amount of paperwork, maintenance, and financial disclosure from the purchaser, and unlike typical online debit cards, not the purchaser or the issuer of these prepaid debit cards do not require a previous or formal banking relationship with the issuing or sponsoring bank, the issuer can become also the depositary of the stored value funds in the card. This system, and its new technology, incorporated into existing ATMs, and installed as a feature in newly manufactured ATMs, will permit consumers to purchase and design a prepaid debit card from widely available ATMs by using cash, debit and/or credit cards, and even ACH transaction may be possible. Information and belief indicates that automated teller machines dispensers of prepaid debit cards has been manufactured and is in use in the United States of America, the Company will look in to this.

ATM DISPENSER OF DEBIT CARDS-U.S.Patent # 6,105,009 - Potential Revenue
-----------------------------------------------------------------------

     According to CARDWEB.com, the U.S. Payment Card Information Network, "there are perhaps as many as 60 million bankless consumers in the USA. Analysts estimate that this "un-banked" consumer group spends about $8 billion annually in check cashing and other financial services". Most of those are unable to obtain credit, debit, or ATM cards for a variety of reasons such as bad credit, divorce, students, bankruptcy, recent immigrant status, etc. It would be reasonable to anticipate that members of these segments should be some of the first expected to purchase prepaid debit cards. The solution points out to the prepaid debit card and/or the payroll card.

     The Company's potential revenues should be expected from the royalties or fees, generated from licenses for among other activities, the manufacture, use, importation, sale and/or offer for sale of patented ATMs, and from licenses issued to financial entities that own their ATMs and would like to benefit from adding the many features available in this patent. An upfront fee, a fee per card purchased, and transaction fees can be expected.

     "Celent Communications predicts ACH and closed-end networks-based payments will capture 7% market share of US e-commerce by 2005. Alternative payment solutions will thrive thanks to "niche markets," which will account for 25% of e-commerce by 2005".

THE COMPANY'S PATENT NUMBER 6,405,182 - POTENCIAL REVENUE
---------------------------------------------------------

     "System for Dispensing Prepaid Debit Cards at POS Terminals" U.S. patent No. 6,405,182 is continuation in part of U.S. Patent No. 6,105,009.

     These Prepaid Debit Cards would be purchased, loaded, and offered at participating and licensed retailer locations, such as supermarkets, pharmacies, convenience stores, and any other entity, or from merchant and retail store locations. Virtually anyone, anywhere in the world could be a purchaser of one or multiple cards.

     Our June 11, 2002 allowed patent for this method and system of operation, involves a Prepaid Debit Card Program for a card that may be purchased Over-The-Counter at any participating, licensed locations worldwide.

     Even during its patent pending period, the Company's Prepaid Debit Card Program as is its Title, has been copied and sold, offered and marketed under different names like "Gift Card", "Payroll Card", "Stored Value Card", "Prepaid Card" and several others, by entities not affiliated or licensed by Default Proof Credit Card System. The program, is now protected under U.S. Patent Number 6,405,182, that offers the same features as well as improvements to the ones available in this rapidly growing market, including: reach to the unbanked, money transfers card to card, person to card, teenager programs, payroll programs, access for college students, and many others. It will not require, nor does it have to be linked to a bank checking account. Our DPCCS Prepaid Debit Card may be reloaded and it can be replaced if lost.

     This PIN prepaid debit card may be easily and conveniently purchased, loaded or prepaid at the counters of participating merchant or retailer locations by the merchant or a clerk utilizing their existing Point-of-Sale ("POS") terminals. This dynamic card will offer a wide variety of uses and global applications, as well as, several unique advantages that will benefit issuers, users, and merchants. The acceptance and growth of the Debit Cards has been well established with the higher volume merchants that are accepting PIN transactions instead of signatures from processors:

         Debit PIN based POS Network Leaders increases in 2002:

                1.Star  (Approximately             30%growth)
                2.Interlink      (Over 80%growth)
                3.NYCE  (Approx                    25%Growth)
                4.Pulse (Approx                    80%Growth)
                5.Jeanie         (Approx                 45%Growth)


     According to the report from ATM & Debit News dated 01-16- 2003 PIN Volume Beats Anemic Retail Sales During The Recent Holidays.

     "The all-important holiday retail-sales season may have been a major disappointment for retailers as the shaky economy made consumers edgy about spending. But shoppers who opened their wallets last month used their PIN-based debit cards in increasing numbers even as overall retail sales growth slumped.

     Among the four largest PIN-based point-of-sale debit networks, cardholders last month initiated 452.6 million purchases, up 26.7% from 357.2 million transactions they initiated in December 2001. The four networks generate more than 80% of the nation's overall PIN-based purchase volume.

     By comparison, overall retail sales last month grew by only about 1% over December 2001, according to an analysis of government and industry sales data by the Chicago-based Shopper Trak consultancy.

     The nation's largest debit network, Concord EFS Inc.'s Star, says its member issuers' cardholders last month initiated 286.5 million purchases, up 25.8% from 227.7 million in December 2001. Visa U.S.A.'s Interlink, the nation's second-largest PIN-based POS debit network, says its cardholders last month 75.6 million purchases, up 33.3% from 56.7 million in December 2001".

     Interested consumers receiving, shopping and/or prepaying the DPCCS prepaid debit cards will have the opportunity to select and design its many features that would be unique to their card, including the desired line of credit amount. Among many other uses, these amounts may be used with a "multiple, twin, or multiple cards" feature as an inexpensive and convenient means for secure money transfers.

     The Company expects that income derived from licenses and per card transactions fee of its U.S. Patent No. 6,405,182 that will allow the offering and selling of cards at their locations by merchants and retailers will consist of an upfront amount per licensee and a small fee per card transaction.

PENDING PATENT APPLICATIONS
---------------------------

The "INTERNET PREPAID DEBIT CARD WEBSITE PROGRAM" - Patent Pending.
-------------------------------------------------------------------

     "Internet     Website     Program":     patent     pending     application,
continuation-in-part of U.S. Patent No. 6,105,009.

     The patent pending application "Internet Website Program" for the purchase, issuance, activation and delivery of prepaid debit cards was filed as a continuation-in-part of U.S. Patent No. 6,105,009. This application illustrates, in detail, fourteen (14) claims. Features are related to prepaid debit cards that are to be purchased by means of an e-commerce transaction on the Internet.

     By accessing the Company's website, www.ubuydebitcards.com, Internet applicants will soon be able to obtain a self designed, prepaid debit card for any dollar amount and/or in any currency. Among its many and varied uses, the card may be used with "twin" card(s) to effect funds transfers, online-of-line merchandise or services purchases, as well as other attractive incentives and selections

     Prepaid debit cards, soon may be designed and obtained over the Internet by accessing the "Internet Prepaid Debit Card Website Program" that should be available in the near future. The Intellectual Property associated with this method simplifies the purchase, issuance, dispensing and activation of the debit cards, gift cards, payroll cards, money transfer cards, and all prepaid cards.

     This may be performed on the Internet at the Company's web site domain named, http://ubuydebitcards.com as soon as the "The Internet Prepaid Debit Card Program" patent pending application receives a Notification of Patent Allowance from the Patent and Trademarks Office. In the near future, this prepaid debit card, purchased over the Internet, may be using the ATM (ATMDDC, U.S. Patent No.6,105,009) technology for prepaid debit cards dispensing and transferring funds at a location convenient to the purchaser or user (if different). At present, plans provide the card purchased through the Internet Prepaid Debit Card Program, patent pending, will be picked up at any branch of a participating bank or retail store, or to be sent by mail. In a safe, efficient, and economical way, ubuydebitcards.com should provide a fast and convenient way of obtaining a prepaid debit card. There is no assurance that a patent, related to this patent pending application, will be issued. Nevertheless, the probability of issuance is increased by the fact that it is also a continuation-in-part of the Company's U.S. Patent No. 6,105,009.

     According to the news media hundreds of retail stores, merchants, and financial institutions are offering Gift Cards.

     The entire method and process is described and referred to in the "Products" section as "Resource": The "Prepaid Debit Cards" may be viewed visiting http://members.aol.com/dpccsystem/

     None of DPCCS' prepaid debit cards programs require previous banking affiliation or maintenance of a checking account.

     A licensed retailer or financial institution may offer and issue the prepaid debit cards. The issuers also becomes the depository of the prepaid funds that represent the stored value in the cards. The issuers and the processors will also be responsible for tracking, payments and charges made by the consumer for merchandise and services purchased with the card.

     International Patent Application, Patent Cooperation Treaty (PCT): application was filed by the Company to obtain the International Priority Claim for the prepaid debit card pending applications. The PCT filing covers the entire group of 110 treaty countries plus the U.S. "PREPAID DEBIT CARD SYSTEM": the International Application has been published by WIPO under the auspices of the PCT.

     Another patent application, filed June 2001, "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED". On November 29, 2001 the US Patent & Trademark Office (PTO) published this application under Patent Pending Application Publication No.0010047342. All patent pending applications, filed after March 30, 2001, are required by the PTO to be published on the Internet.

     As its title suggests, the card will be issued with an associated savings account at the issuing bank. Discounts, rebates, rewards or cash offered by retailers or service providers may be earned by customers when the card is used to pay for their purchases. Once earned the discount, rebate, rewards or cash will then be electronically transferred, crediting the bank savings account associated with the card.

     Presently, retailers and service providers offer discounts, rebates rewards or cash only to their own cardholders. In the United States, in excess of 45 million individuals do not have a bank relationship; and an even greater number does not have credit or debit cards, or a retailer card such as those offered by Sears, Home Depot, Wal-Mart, and many others. Major marketing efforts will be directed toward those retailers and service providers, offering them the opportunity to extend the same discounts and benefits to the holders of these "DEBIT OR CREDIT CARDS WITH A BANK SAVINGS ACCOUNT ATTACHED" card. By so doing, merchants will benefit with a vast source of new customers being encouraged by offers to receive these discounts, rebates, rewards or cash when using their card at those participating merchants.

     With the amounts credited to the attached savings account, the cardholders will have several options: they may use the deposited funds to increase the stored value of their prepaid debit card, they may apply the funds to reduce the outstanding balance on a credit card, or for cash. In order to keep the savings account open, a small balance must be maintained.

     On November 21, 2002 the U.S. Patent and Trademarks office published another of DEFAULT PROOF CREDIT CARD SYSTEM, Inc. patent pending applications:
"Multiple Accounts and Purposes Card Method and System". It relates to a single card with a choice to be used in one or as a combination of operative accounts available, as a prepaid debit card, a bank card, ATM, "Smart", Stored Value, a Gift, a check card, a cash, a Debit or a Credit Card. A single versatile rechargeable card to be sold, purchased, replaceable if lost, activated and issued carrying any, some or all of the above features.

     The described Company's patents and patent pending applications represent the methods and ways of solicitation, purchase, delivery, activation and/or dispensing of prepaid debit cards. The DPPCS IP provides for its prepaid debit card to be made available through various significant channels, including; at retailers and merchants' over-the-counter, via the Internet, and/or from modified ATMs(U.S. Patent 6,105,009).
Visit http://www.members.aol.com/dpccsystem/.


     DPCCS is poised and has the potential to capture a significant share of the rapidly growing prepaid debit card payments market. The Company was recently granted an important patent, the U.S. Patent No. 6,405,182, and expects to receive in the near future the Notice of Allowance for three other patents pending applications from the U.S. Patent and Trademarks Office. Besides those U.S. pending patent application, its International Patent Pending "PREPAID DEBIT CARD SYSTEM" filed through the Patent Cooperation Treaty (PCT) and with the World Intellectual Property Organization (WIPO) based in Geneva, Switzerland. DPCCS recently received a POSITIVE result issued by the International Examining Authority. A decision has been made by DPCCS, and communicated to the PCT, as to which of the PCT countries the Company wants to continue this process and the selections were: All countries members of the Europe United (25 now), Canada, Mexico and the U. S. A.

INDUSTRY and MEDIA OVERVIEW
---------------------------

     The Company considers industry trends and statistics to be highly favorable to DPCCS. Bank Technology News reports that from the period March 2000 to March 2001 PIN based card transactions increased by 34% from 259 million transactions to 348 million transactions. Further, the opinions of: The Nilson Report considers the Gift card systems are the fastest growing consumer payment system in the U.S. over the last three years... Retailers have much to gain from the migration from paper certificates to plastic cards...gift cards will dominate the prepaid payment system for years to come; the Retail Card Forum wrote that American Express estimates retail gift card outstanding balances alone are currently $1 billion, and project they will grow to $15 billion in the next 2 years. Shoppers using prepaid gift cards and certificates are less concerned about paying full price in retail stores than shoppers using other media, according to research by Daniel R. Horne, assistant professor of marketing at Providence College, RI. Horne's survey of gift card and certificate users found that 40% of shoppers using a retailer's gift card or certificate purchased items at full price, compared to 16% of shoppers using other payment methods, the Los Angeles Times wrote about that Macy's, Gap, Bloomingdale's and others are promoting prepaid gift cards that take the place of paper gift certificates, hoping to boost sales...The cards have an important advantage for retailers over paper gift certificates. Consumers using gift certificates receive their change in cash, which can be spent elsewhere. The electronic gift cards keep the money from leaving the store.

     Dan Horne, retailing professor at Providence College in Rhode Island, said sales of gift cards and certificates have been growing 11% to 15% annually since 1993, thanks in part to gift cards. Americans will spend billions on them, he said. The cards appeal to time-pinched consumers in search of a convenient gift, corporations purchase batches of the cards to give to customers, Horne said.

     Also, Dennis Lynch President and C.E.O of Montvale, N.J.-based NYCE Corp., owner of the NYCE, addressing the Thomson Media's ATM&Debit Forum in October, said "PIN-based point-of-sale debit eventually will surpass signature-base transactions in the next three years. And he believes that signature and PIN debit interchange per transaction will come together". Through the same Thomson Media's ATM&Debit News Mike Caruana, national sales director at NYCE, Corp. on 12/12/2002, he said. "The overall U.S.A. Quick-Serve-Restaurants (QSR) industry is estimated at $110 billion in sales per year, with an average ticket of $5, that equates to 22 billion transactions per year". "As of last year, the whole U.S. PIN-based POS debit industry processed just under 5 billion transactions, which illustrates the size of the opportunity QSR represents".

     Nilson Report note that debit card transactions increased 54% in 2000, and usage continues to grow rapidly as the debit card evolves beyond being more than just an electronic extension of a checking account. Not only do most major merchants offer a prepaid debit card, but they are also cross selling cards of other merchants. Bankruptcies hit an all time high in 2001, increasing by 19% from 2000.

     Bankruptcies   account   for  up  to  50  percent  of  credit  card  issuer
charge-offs. 2002 also was witness to the demise of several high profile sub prime credit card issuers, such as, NextCard, Providian, and many others.

     As further evidence of this strong trend away from credit towards debit, the largest POS debit networks including Concord EFS, VISA, CIRRUS, STAR,
Interlink, Pulse and others, all continued reporting substantial gains in transaction volumes in 2002. During the past year major retailers, led by Wal-Mart, have been emphasizing PIN based debit card transactions because charges from the processing network to the merchant are lower when a consumer utilizes a PIN. Quoting portions of the article by Ed McKinley, "Prepaid Gift
Cards: Wild Growth Spurt Far from Finished": "Legions of retailers are finding prepaid gift cards too hot not to handle. As of early March, 80% of Americans had heard of gift cards, up from 15% a year ago. As recently as 1998, the cards were virtually unknown.

     Use is burgeoning, too. By now, 45% of the population has used prepaid gift cards, compared to 11% last year, according to a telephone survey of 1,000 people in all nine U.S. Census Bureau Market Regions. And from Card Marketing, "Consumers who buy gift cards aren't cheapskates. Purchasers spent an average of $200 last year, up by $61 from the previous 12 months. In many cases, people bought more than one card".

     Valutec Card Solution described the four ways to Profit with Stored Value as follows:

Gift Cards
----------

     A cash-generating product that doubles as a miniature "billboard" in your customer's wallet. Card balances decline as the card is used encouraging repeat visits and limiting cash refunds.

Loyalty & Membership Programs
-----------------------------

     Acquire   customers  and  retain  them,   that's  the  goal.  Now  you  can
automatically keep track of point balances and transaction activity for a multitude of rewards and incentive programs.

Merchandise Credits
-------------------

     Cards can be loaded with the exact value of a product return for store credit. Declining balance keeps cash in store by limiting refunds.

Advertising & Promotion
-----------------------

     The marketing applications of stored-value cards are as wide open as the imagination--from electronic coupons to co-branded cards paid for by one or more merchant suppliers. Valutec Card Solutions answers the big question mark, "Why Plastic vs Paper?":

     o Increases prepaid gift sales o Builds brand awarenesso Keeps full cash value in storeo Customers spend moreo Tracks Loyalty Program pointso Easy to carry and uso Powerful promotional toolo Complete transaction reporting.

     Adding these Market Facts: 45% of the population has used prepaid gift cards, compared to 11% last year. Purchasers spent an average of $200 last year, up by $61 from the prior 12 months.Most gift card recipients make more than one trip to the store to use up the value of their card. 61% spend more than the value of the card. Gift cards continue to increase store traffic. About 55% of recipients needed more than one trip to the store to use up the value stored on a gift card.

     Most gift card buyers based their purchase decision on planning, not impulse. A total of 75% said the purchases were planned. Men were more likely than women to buy gift cards on impulse. While 16% of men attribute their gift card purchases to impulse, just 2% of women do. Gift cards increase incremental sales. Among survey respondents 61% indicated that they spent more at the store than the value of the card. "It's pretty amazing," quoting David Fehrman, general manager of the Standard Register Imaging Services Group, who had this to say about gift card trends: the survey helped uncover. "You expect growth but this. It looks like it might be a good idea to have stock in a company that makes plastic cards," he joked. .

     The Standard Register people agreed that gift cards offer retailers advantages over paper gift certificates. With paper certificates, cashiers hand the recipient the change. With stored-value cards, the unspent funds remain on the card, ready for the next shopping trip.

     Another significant growth market being targeted by DPCCS is teenager spending. The Company believes that its PIN protected prepaid debit card is particularly well suited for this application. Among its many features, the Company's proprietary technology consists of some highly suitable parental control functions.

     Teenager spending online, which totaled $500 million in 2000, is expected to grow to $10 billion by 2005 (source: Datamonitor). In addition, there are several other markets of significant proportions offering similarly strong growth potential for which the Company's proprietary technologies are particularly well suited: money transfers, payroll, gift, travel, business card, and others. Debit Cards are now the second most popular form of payment (second to cash), and since 1993, the number of consumers initiating a transaction with a debit card has tripled.

     The Company is also positioned to benefit from the above average growth and multiple applications being experienced in the Automated Teller Machine ("ATM") industry. More and more, ATMs are becoming web-enabled and are utilized as a means of distribution for a variety of products, such as telephone cards, coupons, and theater tickets. Ultimately, the Company's licensees may be capable of offering or selling prepaid debit cards over the Internet that may be instantaneously dispensed, at some remote location, by an ATM. According to the news media, in 2001 well over 12 billion transactions were carried out at ATMs and 60 percent of consumers report using ATMs (source: Bank Technology News). The Company's patent pending application "The Internet Prepaid Debit Card Program" (ubuydebitcards.com) will be a worthy complement for its prepaid debit card program.

     The retailers, entities and financial institutions, licensed by DPCCS to issue, offer and sell the patented O-T-C Prepaid Debit Cards and other Company's patents, will not need to open or maintain a checking account related to the card purchaser. The card purchaser is not required to have had any bank account. Upon its purchase, the prepaid debit card, in essence, may serve as a substitute "bank account" for the cardholder. The card, be a Gift Card, Payroll Card, or any other prepaid kind of card, will be used as a credit style charge card. Cardholders will use it much like a credit card, anywhere, for anything, for purchasing or returning merchandise, services or even for cash advances at ATMs.

     Industry statistics strongly support DPCCS' belief that stored value prepaid debit cards are the most exciting, rapidly growing segment of the entire "charge card" industry. The Company's patented prepaid debit card products offer vastly improved functionality. As compared to the Company's products, other available prepaid card are necessarily related to a checking account, or other bank related credit instrument, that may have limited functionality electronically, geographically and economically. There are other cards that are promotional, which in many cases, will be potential patent violators.

     Plans include that prepaid debit cards would be purchased at automated dispensers, such as, ATMs, kiosks, or over the Internet, as now they are been purchased or obtained over the counter, where the Point of Sale terminals of participating merchants are located. Regardless of where or how this prepaid debit card is purchased, it will carry with it all the capabilities needed and expected by consumers. Each card offers benefits, such as, incentives, global use, as well as many other useful new features. The future link to the ATMDDC alone is important as compared to the debit cards now being offered.

PAYROLL CARDS ALSO A PREPAID DEBIT CARD
---------------------------------------

     A Payroll Card is a convenient and cost-effective alternative to traditional paper pay checks. Each employee is issued a payroll card, which may be an ATM card, a Cash Card, etc. Each pay day payroll is transferred directly to each employee's card. Employees can then shop with the card wherever prepaid cards, debit cards, credit cards, ATM, Bank, or Cash Cards are accepted.

     The payroll card is well suited for large organizations, marketing organizations with a widespread workforce, employees who may not have checking accounts, temporary employees, or employees who are seldom in the office. More than 25 million wage earners in the U.S. do not have financial institution accounts, yet check-cashing businesses process about 180 million checks totaling $55 billion annually.

     With a payroll card program from Star Systems(R) (STAR sm), a Concord EFS, Inc. wholly owned subsidiary, and other financial institutions can enhance their commercial business relationships by offering a cost-effective and convenient alternative to cutting payroll checks. The Payroll Card allows employers to deliver payroll deposits or commission payments to employees who may not have an existing banking relationship or who prefer to receive their pay outside of an existing financial institution account.

PAYROLL CARD AMONG THE COMPANY'S PREPAID DEBIT CARD FEATURES
------------------------------------------------------------


     The Payroll Card, in essence a prepaid debit card, is geared toward employers with more transient employees and for issuers that prefer PIN-secured debit programs (STAR, Cirrus, Plus). The cards may be set up as signature debit cards (MasterCard or Visa), but issuers can opt for a STAR-only branded card, which gives cardholders access to more than 1 million ATMs and retail locations in the U.S. that accept STAR ATM/debit cards.

     The Company's Intellectual Property under its U.S. Patent Number 6,405,182 features Payroll accounts that can be loaded/reloaded via EFT or by the standard direct deposit process, in addition to participating in all other activities been offered today. Using this card, employers can offer their personnel the benefits of a signature debit card that does not require them to qualify for a financial service account. The Payroll Card brings to the employers significant cuts in their payroll administrative expenses, and eliminates replacement of stolen or lost checks thus reducing check fraud. Their employees will also receive valuable benefits as:

     Immediate funds availability. Elimination of cash cashing fees, and waiting in long lines to cash their checks. Security PIN protection. Purchasing power at participating retailers, where no one would be denied approval.

     According to the American Payroll Association:

          As much as 30% of the U.S. population does not have a bank account. More than four million paychecks are lost or stolen each year and the cost to replace those paychecks is estimated at $48 million annually.

          Companies  can  save  up  to  $1.25  per  payment   using   electronic
          disbursement instead of checks, as per www.directdeposit.org

          The chance of having a problem with a check is 20 times greater than with Direct Deposit, as per www.directdeposit.org

          Studies show that employees may spend the equivalent of three work days each year just going to the bank, as per www.directdeposit.org

EXECUTIVE COMMENTS
------------------

Patents, Trademarks and Licensing Rights
----------------------------------------

     On August 15, 2000, a new U.S. patent (No. 6,105,009) related to the Stored Value Prepaid Debit Card Program was issued to the Company. This patent, entitled "Automated Teller Machine Dispenser of Debit Cards" has not been commercialized because of the Company's expectations regarding two of its other patent pending applications. On the other hand, the Company could not anticipate delays, including those related to the 9/11 tragedy, that would prolong the processing of the two applications; one was filed in December 1998 and the other in March 2000.

     During 2001 and early in 2002 the Company filed two new U.S. patent applications and one international application through the Patent Protection Treaty (PCT). The PCT application determines the priority rights of the Company's intellectual property. Again, all of these applications are related to the Stored Value Prepaid Debit Card Program.

     The "Internet Prepaid Debit Card Program" is completely internet or e-commerce oriented. At the Company's website it is referenced and displayed as "ubuydebitcards.com". U.S. Patent Office Action regarding this application is expected soon. Frequently and interchangeably, the product or card is referred to as: the Prepaid Card, Stored Value Card, the Gift Card, the Check Card, Cash Card, etc. Regardless of the nomenclature, all should fall under the umbrella of the patent.

     On June 11, 2002, an important new U.S. Patent (No. 6,405,182) was issued to the Company. This new patent the "System for Dispensing Prepaid Debit Cards at Point-Of-Sale Terminals" is critically important to the future development and operational plans of the Company. The patent protection of our technology, methods, systems and products is essential, and success of products that are in planning or development phase may depend, in part, on our ability to obtain patent protection.

     Bearing the above in mind, on July 1, 2002 the Company retained one of the nation's most successful patent enforcement law firms, Niro, Scavone, Haller & Niro. Mr. Raymond P. Niro is the senior partner of the law firm and the attorney who will lead Default Proof's legal team. Mr. Niro has won 20 consecutive multi-million dollar verdicts resulting in awards in excess of $400 million for his clients. According to the New York Times, patent enforcement is a $150 billion per year business. The 28-attorney, Chicago, IL based law firm specializes in intellectual property law and has a broad client base that includes Fortune 500 companies. It is a very favorable agreement for the Company.

     Based upon the core belief as to the monumental importance of patent protection for proprietary technologies, the Company's intention to continue filing additional patent applications. Although management strongly believes that this is the most appropriate course to follow for new products and/or technological developments, there can be no guarantee that any additional patents will be issued or, if issued that it will be of commercial value or benefit.

     Further, it is premature or impossible to anticipate the breadth or degree of protection that any such patents may provide. Further, there can be no guarantee that any product developed by the Company will not infringe on patents held by third parties, or in any such cases that licenses from such third parties will be available on commercially acceptable terms, if at all.

     The Company is fully committed to entering into License Arrangements with all interested and qualified parties including those who have previously ignored the "Patent Pending" disclosures that have been printed as warnings on all of our marketing material, on the website pages, on Non Disclosure Non Compete Agreements that were executed with the Company, on brochures that have been marked as confidential while making presentations and discussing our products, even with those who have marketed copies of our programs as their own, and specially with those interested in starting off with one or more of the Default Proof programs available.

     To this point, Default Proof has been a development-stage company and has not generated revenues or profits. But having now successfully secured U.S. Patent No. 6,405,182 which compliments U.S. Patent No. 6,105,009 of which is Continuation-In-Part, and the following patent pending applications, and with this active development of the Company's intellectual property portfolio, Default Proof is ready and well positioned for commercialization of its intellectual properties and it's technologies.

     Also, if successful in obtaining patents grants on its patent pending applications, a great deal of strength will be added to the Company's intellectual property portfolio. It is believed that the early weeks of 2003 will present an excellent opportunity for the Company to reward its patient and faithful shareholders. It is in the Company's best interest for shareholders, investors and the general public to have an awareness and understanding of DPCCS' products.

     Again, although there can be no guarantee, the Company is hoping that it may be able to produce its first positive financial results very soon.

                                    PART II

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

     The Company's  executive  offices  consisting of  approximately  750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146, the landlord is Vincent Cuervo, J.D., haven't charged or received payment for the space leased by the Company since March 1995. Furniture, general office equipment, several computers, printers, fax, scan, etc. Telephone number: (305) 666-1460; Fax Number:(305) 665-3462. E-Mail: dpccsystem@aol.com - Website: htt://members.aol.com/dpccsystem/ and www.ubuydebitcards.com and owns the following domain names ubuydebitcards.com/ resourcedebitcards.com/ & O-T-C-prepaid debit card.

     The Company has executed contracts and agreements with Vincent Cuervo, J.D., the inventor, unanimously approved by all the members of the Company Board of Directors trespassing to the Company the worldwide rights and ownership of the issued Patents, and all the Patent Pending applications as the Internet Website Program; the "Credit or Debit Cards of All Kinds to be Issued With a Bank Savings Account Attached", Published by the PTO on 11/29/2001, the "The Multiple Accounts and Purposes Card Method and System" published by the PTO on 11/21/2002, and the International Patent Pending Application filed under the Patent Protection Pact the "Prepaid Debit Card System" published by the Worldwide Information Patent Office (WIPO) and the UBUYDEBITCARDS.COM and UBUYCREDITCARDS.COM, three Domain Names registrations for use in the Internet, RESOURCE registered mark, 1998 to 2002 copyrights, and State Trademarks, granting to the inventor Vincent Cuervo, J.D. in consideration for his transferring and selling to he Company all the worldwide rights, licenses and permits Stock Option Grants for the purchase of the Company Common Stock $0.01 par value per share. Each Grant differs to the others in relation to number of Stock Option shares, price of each option share and other terms, but each contract relates to the U.S. Patent Office issuing a related U.S. Patent to Vincent Cuervo on each of the patent pending application in each contract.

The Patents Pending Status
--------------------------

     The Company's patents pending application are waiting for the U.S. Patent and Trademark Office to grant the Patent Notice Allowances for each one of the present patent pending applications, which should be followed by the issue of their corresponding certificates.

     The International patent pending application requires the determination by the Company of those countries that will be included in the patent when issued, which will be the United States of America, three of the Europe United countries, Mexico, and Canada. In Spain and Mexico it is required the translation to Spanish, in Europe United and Canada English is the required language.

     There is no assurance that any related patent will be granted on all or any of the above mentioned patents pending, but since all have been continuations in part of the Company's U.S. Patent #6,105,009, and 6,405,182 it would be adequate to assume favorable expectations.

     The delay in the issuance of U.S. Patent number 6,405,182 was related to the unfortunate and sad events of last September 11 that caused the U.S. Post Offices in Washington, D.C. to reduce and slow down the normal flow of mail including Patent Office Actions and communications of inventors and Patent Attorneys with examiners and their supervisors.

     Careful consideration of the most effective and productive means of maximizing the Company's potential, and in view of the expectations of Office Actions from the U.S. Patent and Trademark Offices regarding the patent pending applications, expected positive PTO Office Actions will provide strength to the Company's prepaid debit cards portfolio programs. Repeating again, there is no assurance that these patents pending applications will ever become patents.

Ownership of the patents and patent pending applications
--------------------------------------------------------

     Vincent Cuervo, CEO of Default Proof Credit Card System, Inc., is the sole inventor of the ATM DISPENSER OF DEBIT CARDS patent number 6,105,009, the PREPAID DEBIT CARD SYSTEM, U.S. Patent No. 6,405,182 "System for Dispensing Prepaid Debit Cards Through Merchant's Point of Sale Terminals", and all the patent pending applications that were filed by him at the U.S. Patent and Trademark Office, that are all continuations in part of Patent #6,105,009, 6,405,182 as well of the other previous pending applications. The Copyrights and Trademarks are integrated to the intellectual property of Default Proof Credit Card System, Inc. with worldwide ownership of all rights, in their present status as Patents, patent pending applications, and of the related patents if/when they are granted.

     Under the Employment Agreement executed between the Company and Vincent Cuervo, J.D. on August 1986 filed with the Securities and Exchange Commission Registration Statement Under the Securities Act of 1933, and since renewed every five years and in force, there have never been exclusions, limitations, conditions, discussions or waivers over Vincent Cuervo, J.D. absolute ownership and freedom of disposition of his inventions, creations or developed ideas, filed, registered or converted into patent applications from which patents, trademark registrations, copyrights or other type of national or international rights he can, and has become recipient, as well as the right of Vincent Cuervo, J.D. to dispose of the intellectual property created and owned by him in whatever manner and to whom he may decide to sell, lease or license this intellectual property.

     Vincent Cuervo has always offered, and will continue giving the first right of refusal to the Company in exchange for Stock Option Grants. Presently all the intellectual property mentioned and described above, as well as the worldwide rights and licenses of them are owned by Default Proof Credit Card System, Inc. When receiving the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, Vincent Cuervo never took into consideration the price of the Company's shares at the time the Stock Options were granted, which in some instances was at "a penny for the lot" or at one or two pennies each. The stock options will only be granted to Cuervo if and when a notice of patent allowance is issued by the PTO and received by him or the Company. Patent pending applications not mentioned in this filing and item above, are still subject to future agreements between him and the Company.

ITEM 3.  Legal Proceedings.
         ------------------

     The Company is not involved in any material litigation and is not aware of any potential claim that will give rise to material liability.

     On July 1, 2002 the Company retained one of the nation's most successful patent enforcement law firms, Niro, Scavone, Haller & Niro. Mr. Raymond P. Niro is the senior partner of the law firm and the attorney who will lead Default Proof's legal team. Mr. Niro has won 20 consecutive multi-million dollar verdicts resulting in awards in excess of $400 million for his clients. According to the New York Times, patent enforcement is a $150 billion per year business. The 28-attorney, Chicago, IL based law firm specializes in intellectual property law and has a broad client base that includes Fortune 500 companies. The agreement with the Law Firm was in very favorable terms for the Company.

     On August 2002 the Law Firm addressed a few national retailers proposing to them, in full settlement of any claims, a simple non-exclusive license agreement that will fully release them from liability under inventor Cuervo's patents.

     Obviously, the Company would very much like to amicably and promptly resolve all issues through a settlement, rather than through litigation.

     Most, if not all, of the letters sent were answered; some have requested additional input, some have asked for a copy of the license agreement for their review, others have asked to see copies of the patents.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matters were submitted to a vote of the security holders during the twelve months ended December 31, 2002.

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

                      Fiscal 2002               High          Close
                      -----------               ----          -----

                        02/02/02                4.75           4.75
                        03/01/02                3.80           3.80
                        04/01/02                4.00           4.00
                        05/01/02                5.75           5.75
                        06/04/02                4.55           4.55
                        07/06/01                4.25           4.25
                        08/05/02                4.00           4.00
                        09/06/02                2.85           2.85
                        10/01/02                2.45           1.85
                        11/07/02                1.50           1.50
                        12/02/02                3.25           3.25
                        12/28/02                1.75           1.75

     On December 31, 2002 the Company had approximately 251 holders of record of the Company's common stock. A number of those record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     The Company have received the information related by NASDQ decision of integrating those companies like DPRS that presently trades in the OTC:BB in to a new exchange the BBX, and has favorable consideration to the move.

     Dividends
     ---------

     The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends in the near future. The dividend payment will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS and RESULTS OF OPERATIONS
          ------------------------------------------------------------

     2002 was a fairly positive year for Default Proof Credit Card System. We couldn't accomplish all of the expected targets we were looking for, but we did fulfill on others, usually loaded with difficulties and unpredictable delays. Later than expected, in February of this year 2002, the U.S. Patent and Trademarks Office issued a Notice of Allowance and four months later our U.S. Patent Number 6,405,182 was received, precisely on June 11, 2002. This valuable and important part of our Prepaid Debit Card Portfolio finally arrived integrating the Company's Intellectual Property.

     On July 1, 2002 the Company retained one of the nation's most successful patent enforcement law firms, Niro, Scavone, Haller & Niro. Mr. Raymond P. Niro is the senior partner of the law firm and the attorney who will lead Default Proof's legal team. Mr. Niro has won 20 consecutive multi-million dollar verdicts resulting in awards in excess of $400 million for his clients. According to the New York Times, patent enforcement is a $150 billion per year business. The 28-attorney, Chicago, IL based law firm specializes in intellectual property law and has a broad client base that includes Fortune 500 Companies. It is consider to be a very favorable agreement to the interest and the future benefits to the Company.

     On August 2002 the Law Firm began addressing VIA FedEx several national retailers selling, offering and promoting the debit card, proposing to them, in full settlement of any claims, a simple non-exclusive license agreement that would fully release them from liability under inventor Cuervo's patents, now owned by the Company. Although not looking for litigation of any kind, in their letters the attorneys have not waived the need of doing so.

     In 2002 there was no revenue income. All the revenue received by the Company was the result of exercised Stock Options by some of its officers. Careful control of expenses and its meticulous administration maintained its balance sheet of December 31, 2002 with no figures related to short or long term debts and obligations. In other words the fiscal year that ended December 31, 2002 closed completely free of loans, debts, or debentures, that sooner or later would have diluted the Company stock.

     The Company is fully committed to be able to enter into License Agreements with all interested and qualified parties, including those who have previously ignored and even marketed copies of our products, disregarding the "Patent Pending" and "Confidential" displays that had been printed as warnings on all our marketing material, on our website pages, or the several No Disclosure No Compete Agreements that were signed and executed jointly with the Company, or the brochures that had been marked as "confidential" and were used in the Company's presentations and discussions and apparently not respected.

     At present, there is lots of optimism among the officers of Default Proof Credit Card System Inc. On November 22, 2002 Charles A. Menendez, C.P.A. has joined the Company as its new President and CFO. His incorporation has added optimism and expectations for a 2003, which hopefully should be a better year".

The Company
-----------

     The Company's operations commenced in 1986 with the licensing of the Default Proof Method and System, all patents and other proprietary rights to the system, as well as the rights to the use of the registered trademark Resource from the Company's President.

     Since inception, the Company has invested approximately $119,000 in developing computer software, acquiring computer hardware, and paying for technical support for the operation of the Resource(R) System. The Company has expended in excess of $467,000 for newspaper and TV advertising, video tapes, brochures, personal officers' travel expenses to make presentations, on printed material and applications which were mailed or distributed as "take ones" at various stores and businesses.

     Patents filing fees, applications, Patent Attorneys' legal fees, travel to the Patent & Trademark Offices in Washington, D.C., and maintenance patent fees, come close to $221,000 from the Company's general expenses. Well over $345,000 were spent in developing the Resource System, the ATM, and the Prepaid Debit Card Programs. The Company also spent over $1,000,000 in litigation vs State Street Bank and Trust Company (State Street Bank), and vs American Express over the Company's RESOURCE registered trademark in 1993.

     Street Bank litigation forced the Company to attempt the raising of capital to implement a new strategy that involved the possible purchase of its own bank, thought that was soon discarded. Soon after, it was realized that the litigation and the lack of funds had put the company in a defensive position, with meager possibilities to raise funds for a system to be used by a bank in an authorized fashion. Other banks, that had been interested in the Resource System backed off once the litigation was initiated. Subsequent efforts to raise capital also failed. The litigation was settled in 1993 after almost five years, leaving the Company without economic resources. Another consequence was that the Company lost its privilege as a NASDAQ Member for its falling below the necessary financial requirements. Dozens of approaches were received and discussed, but were declined due to the deplorable terms that were offered.

     The new added intellectual property and the new presently planed marketing campaign will allow the Company to offer the ATM and its valuable Prepaid Debit Cards Program U.S. Patent No.6,405,182 to retailers and entities that will be licensed to offer, sell, and distribute the programs. From this, the Company should derive fees and income revenue, to provide the cash flow that is expected that it will make 2003 the year of rewards to shareholder's patience and faith.

     The present interest and growth in the prepaid debit card in its multiple names and applications, like GIFT CARD, PAYROLL CARD, STORED VALUE CARD, TRAVEL EXPRESS CARD, etc. are encouraging.

     ATM DEBIT CARDS DISPENSER, the "Over-The-Counter Prepaid Debit Card Program", the U.S.A. patents pending applications to be launched in the Web in 2003 the Company Internet Website Program marketed as http://ubuydebitcards.com, the new "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED", the "Multiple Accounts and Purposes Card Method and System", the "Prepaid Debit Card System" International Patent Pending Application (PCT), all carrying exciting features and technology are part of the promising future.
There is no assurance that these patents pending will be granted related patents.

Employees
---------

     The Company isn't a manufacturing corporation. Its main source of revenue and income will be the royalties and fees earned from the licenses sold. The need of administration personal for office and daily duties will be required, and in time added. As of this date, the Company has five employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary, and the valuable Chales A. Menendez, C.P.A, newly appointed President and C.F.O.

ITEM 7.    Financial Statements
           --------------------
                                  CONTENTS
                                                                     Page
                                                                     ----
         AUDITORS' REPORT........................................     F-2

         FINANCIAL STATEMENTS

                  BALANCE SHEET.....................................  F-3

                  STATEMENTS OF OPERATIONS..........................  F-4

                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY.       F-5-F-10

                  STATEMENTS OF CASH FLOWS..........................  F-11

         NOTES TO FINANCIAL STATEMENTS....................            F-12-F-17


ITEM 8.  Changes in and Disagreements With Accountants On
         Accounting And Financial Disclosure
         ------------------------------------------------

     On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A.,1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants to audit the Company's Consolidated Financial Statements for the year ended December 31, 1999. Joel S. Baum, CPA, and his Company remain as the Company CPA Auditors.

                              PART III

ITEM 9.   "Section 16(a) Beneficial Ownership Reporting
          Compliance of the Exchange Act".
          ---------------------------------------------

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-K, David J. Koss failed to file on a timely basis reports required by section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years as follows:

Name of       Number of           Number of Transaction Not         Forms Not
Person        Late Reports        Reported on a Timely Basis        Filed
-------       ------------        --------------------------        ---------
David J.Koss      Nil                    Three                      F-4

Directors, Executive Officers, Promoters and ControlPersons
-----------------------------------------------------------

     The directors and  executive  officers of the Company are as follows:

        Name                               Age                Position
        ----                               ---                --------

Vincent Cuervo, C.E.O.                      73                Director
Ciro B. Sosa, Vice President                74                Director
Eng. Jose E. Aguirre                        42                Director
Pedro P. Llaguno, Vice President            71                Director
Charles A. Menendez, President, CFO         72

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

     Charles A. Menendez, C.P.A. has been president and CFO since December 6, 2002, an over 15 years Certified Public Accountant in South Florida.

     Eng. Jose E. Aguirre, for the last four years have been rendering several valuable jobs, bringing counseling and help to different projects and developments of the Company. For over ten years an Officer of Cordis Corp., now a wholly owned corporation of Johnson & Johnson.

     Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

     There is family relationships between two of the Company's directors or executive officers.

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

          (iii) Being subject to any order, judgment or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

          (iiii) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10.  Executive Compensation
          ----------------------

          General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2002 exceeded one hundred thousand dollars.

                           SUMMARY COMPENSATION TABLE
                             LONG-TERM COMPENSATION
                             ----------------------
                       Annual Compensation              Awards        Payouts
                    --------------------------------------------------------------------
(a)            (b)    (c)     (d)        (e)        (f)         (g)      (h)         (i)
Name                                    Other                 Securities             All
and                                     Annual     Restricted Underlying             Other
Principal                               Compen-    Stock      Options/    LTIP       Compen-
Position       Year  Salary($) Bonus($) sation($)  Awards($)  SARs(@)     Payouts($) sation ($)


C. A Menendez  2002     0        0        0         3,540     24,000       0            0
V.Cuervo,CEO   2002     0        0        0             0          0       0            0
P.P.Llaguno    2002     0        0        0             0     80,000       0            0
C.B.Sosa       2002     0        0        0             0     80,000       0            0
J.E.Aguirre    2002     0        0        0             0     80,000       0            0
M.C.Schafer    2002     0        0        0             0     25,000       0            0
V.Cuervo CEO   2001     0        0        0             0          0       0            0




                            Aggregated Option/SAR Exercises in Last fiscal Year
                                        and FY-End Option/SAR Values
------------------------------------------------------------------------------------------------------------
(a)                  (b)              (c)                   (d)               (e)
                                                          Number of
                                                          securities         Value of
                                                          Underlying         Unexercised
                                                          Unexercised        In-The-M
                                                          Options/SARs       Options/SAR at
                                                          FY-END ($)         FY-End ($)

                       Shares Acquired                   Exercisable/        Exercisable/
Name           on Exercise (#)    Value Realized ($)     Unexercisable       Unexercisable

V.CUERVO         265,000            $768,500.
V.Cuervo                                               *726,866/ 172,000 x 1.75 = 301,000/


ITEM 11.     SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS
             AND MANAGEMENT
             --------------------------------------------------

     The following table sets forth information on early January 2002 and at February 18, 2003 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (I) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and (iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

Name of Beneficial    Amount and Nature of          Percentage of
      Owner           Beneficial Ownership     Outstanding Shares Owned
------------------    --------------------     ------------------------

Vincent Cuervo             655,291                     36.71%
Miami, FL 33146

Ciro B. Sosa                24,276                      1.36%
Miami, FL 33134

Pedro P. Llaguno            38,642                      2.16%
Miami, FL 33145

Charles A. Menendez          2,000                      0.01%
Coral gables, FL 33146

Eng. Jose E. Aguirre         4,900                      0.03%
Weston, FL 33327

Officers/directors,
promoters, as a group      725,109                     40.61%


     The Company is not aware of any arrangements which may result in a change of control of the Company.

ITEM 12.  Certain Relationships and Relate Transactions.
          ---------------------------------------------

     On November 1997 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the ATM Debit Card Dispenser patents pending filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the understanding agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 225,000. Stock Option of the Company's Common Stock $0.01 par value per Share at an exercising Option Price of $0.15 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently the issue of a related Patent to this patent pending (ATMDCD) will be issued. The related U.S. Patent No.6,105,009 was issued on August 15, 2000.

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

     On December 1998 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the INTERNET WEBSITE PROGRAM, (WWW.UBUYDEBITCARDS.COM) patent pending application filed by Vincent Cuervo at his own expense with the US Patent and Trademark Office, Washington, D.C. and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 300,000. Stock Option of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $1.00 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently a related Patent to this patent pending application will be issued. The related U.S. Patent is still pending issue.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue shares of the stock option grant to Vincent Cuervo and the understanding agreement will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

     On May 2000 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH Merchants POS TERMINALS (The OTC Prepaid Debit Card) patent pending application filed with the US Patent and Trademark Office, Washington, D.C. by Vincent Cuervo at his expense, and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 500,000 shares of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently a related Patent to this patent pending application will be issued. The related U.S. Patent was issued on June 11, 2002.

     On November 22, 2002 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the two patent pending applications numbers 09/894,581 and 10/114,522, the Company will issue to Vincent Cuervo 150,000 shares of the Company's Common Stock $0.01 par value per share for each of the above numbered patent pending applications, both at an exercising Option Price of $1.00 per share, the day after the Company receives from the US Patent and Trademark Office a Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application(s) has been allowed and subsequently a related Patent to this patent(s) pending application will be issued. This patent applications are still pending, both have been published by the U.S. Patent and Trademark Office, No. 09/894,581 on November 29, 2001 and No. 10/114,522 on November 21, 2002.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) the Company will not issue the shares of the stock option grant to Vincent Cuervo and the understanding agreements will be void and canceled. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

Securities  Outstanding
-----------------------

     The Company has 2,500,000 authorized shares of $0.01 par value common stock (the Shares). As of December 31, 2001 there are 1,785,134 currently issued and outstanding shares, and 725,109 of the Company outstanding shares are restricted shares. The Company also has 36,000 Stock Options of the Company's Common Stock $0.01 par value at an exercise price ranging from $0.75 to $1.75 per share (an average exercise price of $1.05 per share), and another 35,000 Stock Options of the Company's Common Stock $0.01 par value to purchase shares until February 2, 2002, at an exercise price of $1.50 per share, and 175,000 Stock Options of the Company's Common Stock $0.01 to purchase shares exercisable for five year periods at a price of $1.40. There are 200,000 Stock Options of the Company Common Stock $0.01 exercise price ranging from $0.38 to $1.87 per share exercisable from May 2000 to April 2012. 225,000 Stock Option Shares at $1.50 per share exercisable up to April 24, 2010. Granted over the year there are 170,000 Stock Options shares with an exercising price per share at $4.50, $11. and $12.00 per option share. In 2002 there were 185,000 Stock Option Shares Forfeited and 265,000 Stock Option Shares exercised.

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

Stock Options
-------------

     On August 2, 1993 the Company issued to its principal stockholder Vincent Cuervo, J.D. and to one of its officers, Pedro P.Llaguno, Esq., Stock Options of the Company's Common Stock $0.01 par value to purchase yearly for a term of five years, 7,000 Vincent Cuervo, and 2,500 Pedro P. Llaguno exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price range varies from $0.50 to $1.75. The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro P. Llaguno, were not exercised on August 2, 1998, the expiration date and were canceled. 2,500 stock options have been exercised and the balance outstanding awards continue to be exercisable as of December 31, 2003.

     On February 1995, the Company issued to its principal shareholder Vincent Cuervo and one of its officers P. P. Llaguno, Stock Options to purchase 20,000 Vincent Cuervo and 15,000 Pedro P. Llaguno, Esquire, of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price at $0.10 and $0.15 respectably. 15,000 stock options have been exercised and the balance of the outstanding awards continue to be exercisable as of December 31, 2003.

     On July 17, 1998, the Company issued to its principal shareholder Vincent Cuervo, J.D., one of its officers Pedro P. Llaguno, Stock options to purchase 20,000 Vincent Cuervo and 5,000 Pedro P. Llaguno, Esq., of the Company's Common Stock $0.01 par value yearly for a term of five years, and exercisable for a term of five years from the date of each Stock Option annually issued. The Stock Option price is of $0.14. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 2003.

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

     The above stock options to purchase the Company's Common Stock, were issued to the Company's President/Principal Stockholder for his daily work and services. Vincent Cuervo received minimal compensation during 1993, and no compensation since 1994 first quarter, at which time he also waived his salary and bonuses up to that date. Since March 1994 he has made no bearing interest loans to the Company for the payment of its administrative expenses. The officer, P.P. Llaguno has rendered his legal services, and many other services beyond his obligations at no charge. David J. Koss have not received salary or refund of personal expenses since mid 1998.

     During 2001 Stock Option Shares for the total amount of 170,000 were granted to: Rosa Scavo, Esquire; Eng. Jose E. Aguirre; Pedro Emilio Llaguno; David J. Koss, and J. Sanchelima, Esquire for past present and future services to the Company. The exercising price varied from $4.75; $11., and $12. per option share.

     The above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options through the year of termination will be available. The options are deemed restricted stock pursuant to Rule 144 promulgated under the Securities Act of 1934 as amended.

     All the above Stock Option Shares are for the purchase of shares of the Company's Common Stock $0.01 par value per share.

Securities Transfer Agent
-------------------------

     The Transfer Agent for the Company's Securities continue to be the Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

Recent Sales of Unregistered Securities
---------------------------------------

     On January 11, 2001 the Company issued 14,000 shares of the Company's Common Stock $0.01 par value per share to Francisco de Monteverde y Benito de Lugo in payment for her continuous, marketing works, among them the translations of the Resource and Website Programs to Spanish (Castilian), and other services at his personal expenses, meetings and traveling during the last three years and providing his continue services.

     On July 30, 2001 the Company issued 3,000 shares to Maria T. C. Schafer, Webmaster; 5,000 shares to David J. Koss, President, and 1,000 shares to Robert
A. Schreiber, Esquire, all the shares of the Company's Common Stock $0.01 par value per share and all in payment for their past present and continue services to the Company.

Item 13.  Exhibits and Reports on Form  8-K
          ---------------------------------

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

     The new certificates will be issued in the normal course of business whenever the appropriate transfer is requested by the shareholders. Fractional shares resulting from the reverse stock split will be settled in cash at the shares closing price of the shares traded at the close of business of the effective date February 4, 1999. The reverse split will decrease the number of shares outstanding, but not the value of shares held by the shareholders. Shareholders will maintain the same percentage of equity as before the split. The Company will make a news release through the news media, Business Wire, Wall Street Journal, etc., for general public information. Attached hereto and filed as a part of this Report are the financial statements. The Exhibits described below are incorporated by reference herein.

EXHIBIT #2
----------

Registrant's changing of Certified Public Accountant's firm.
------------------------------------------------------------

     The Board of Directors of Default Proof Credit Card System,  Inc.  (OTC-BB:
DPRS) on this Extraordinary Meeting held today February 12, 2000 approved unanimously the resolution terminating the services of Infante, Lagos and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc. for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is their expensive fees and charges at a times when the Company can not afford such expenses.

     On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite 209, Coral Spring, Florida 33071. The new certified public accounts firm will be responsible for the audit of the balance sheet and financials of Default Proof Credit Card System, Inc., for the year ending on December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The newly engaged certified public accountant firm, while promising the same quality service, offered reasonable and accessible cost to the Company.

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



Item 5.     Registrant's Reverse Stock Split of Corporation's Common
            Stock Shares
            --------------------------------------------------------

The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on an Extraordinary Meeting held today February 1, 1999, after the casting and tallying of the votes submitted from January 14. 1999 to this date by the Company's shareholders resulting in the approval of the proposed ten-for-one reverse split by a 99% of all the votes received, has unanimously voted to implement a ten-for-one reverse split of the Company's Common Stock. The reverse stock split will become effective as of the close of business on February 4, 1999. On February 5, 1999 for each pre-split ten (10) shares of the Company's Common Stock $0.001 par value the holder of record will receive one post-split share of the Company's Common stock $0.01 par value per post split share. The new stock certificates will have a new cusip number 244626 40 4.

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

                                       Default Proof Credit Card System, Inc.
                                                                 (Registrant)


Date: February 1, 1999                 By: VINCENT CUERVO
                                       Vincent Cuervo, President & CEO


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

Item 5.   Registrant's changing of Certified Public Accountant's firm.
          ------------------------------------------------------------

The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on this Extraordinary Meeting held on February 12, 2000 unanimously approved this resolution terminating the services of Infante, Lagos and Company as the Company's certified public accounts who were responsible for the preparation and completion of the audited balance sheet and financials filed on 1999 on behalf of Default Proof Credit Card System, Inc. for the year ended December 31, 1998. The end of their services to be effective on this February 11th., 2000. The reason for this change: their expensive fees and charges at a time when the Company could not afford such expenses.

On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement of Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite 209, Coral Spring, Florida 33071. The new certified public accounts firm will be responsible for the audit of the balance sheet and financials of Default Proof Credit Card System, Inc., for the year ending on December 31, 1999 and the related statements of income, retained earnings, and cash flow for the year then ended. The new engaged certified public accountants, while promising the same quality services, offered reasonable and accessible cost to the Company. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized. DEFAULT PROOF CREDIT CARD SYSTEM, Inc. (Registrant)


Date: February 11, 2000                By: VINCENT CUERVO
                                           Vincent Cuervo
                                           President & CEO

CERTIFICATION BY CORPORATE SECRETARY

I hereby certify that the following is a true and correct copy of a resolution duly and regularly passed by the Directors of DEFAULT PROOF CREDIT CARD SYSTEM, Inc., at a extraordinary meeting of the Board of Directors held on the 11th., day February, 2000 at the Corporate offices situated at 2050 Coral Way, Suite # 404, City of Miami, County of Miami-Dade, Florida, 33145 and that at such meeting a quorum of Directors was present and voting; and I further certify that said Resolution is still in force and effect and has not been revoked, modified nor changed in any manner.

RESOLVED:

The Board of Directors of Default Proof Credit Card System, Inc. (OTCBB:DPRS) on this Extraordinary Meeting held today February 11, 2000, approves this unanimously resolution terminating the services of Infante, Lago and Company as the Company's certified public accounts who were responsible for the preparation and completion of Default Proof Credit Card System, Inc., for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th., 2000. The reason for this change is for their expensive fees and charges at a time when the Company can not afford such expenses.

On this above mentioned Meeting of the Board of Directors it was also unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite #209, Coral Springs, Florida 33071. The new certified public accountants firm will be responsible for the audit of the balance sheet of Default Proof Credit Card System, Inc., as of December 31, 1999 and the related statements of income, retained earnings, and cash flow for the year then ended. The new engaged certified public accountants, while promising the same quality service, offered a more reasonable and accessible cost to the Company.

Dated at the City of Miami, Florida this 12th. February, 2000


                                              By: PEDRO P. LLAGUNO, Esq.
                                              --------------------------
                                              Pedro P.Llaguno, Secretary


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


                                 DEFAULT PROOF CREDIT CARD SYSTEM, Inc.
                                 --------------------------------------
                                (Registrant)



Date: February 12, 2000          By: VINCENT CUERVO
                                 ------------------
                                 Vincent Cuervo, CEO


                                 By: PEDRO P. LLAGUNO, Esq.
                                 --------------------------
                                 Pedro P. Llaguno, Secretary

                                 C O N T E N T S


                                                                 Page
                                                                 ----

AUDITORS' REPORT................................................ F-2

FINANCIAL STATEMENTS

         BALANCE SHEET.......................................... F-3

         STATEMENTS OF OPERATIONS............................... F-4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY........... F-5 - F-10

         STATEMENTS OF CASH FLOWS..............................  F-11

NOTES TO FINANCIAL STATEMENTS................................... F-12 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


Coral Springs, Florida
March 12, 2003

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet

                                December 31, 2002


                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                               $      76
   Prepaid Expenses                                                      20,092
                                                                         ------
               Total Current Assets                                      20,168


PROPERTY AND EQUIPMENT (Net of
   Accumulated Depreciation of $6,988)                                    2,805

OTHER ASSETS
   Deferred Patent Costs, Net                                             1,161
                                                                          -----
               Total Assets                                           $  24,134
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
       Accounts Payable & Accrued Expenses                            $   1,183
      Due to Related Party                                               21,922
                                                                         ------

Total Liabilities                                                        23,105

STOCKHOLDERS' DEFICIENCY
      Common Stock, $0.01 Par Value, 2,500,000
         Shares Authorized, 1,785,884 Issued and Outstanding             17,859
      Additional Paid-In Capital                                      4,531,027
      Deficit Accumulated During Developmental Stage                 (4,547,857)
                                                                     ----------
               Total Stockholders' Equity                                 1,029
                                                                          -----
                  Total Liability and Stockholders Equity            $   24,134
                                                                     ==========



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            Statements of Operations

                                                      Cumulative From
                                                      August 14, 1985      For The Years Ended
                                                       (Inception)             December 31,
                                                        Through            -------------------
                                                     December 31, 2002     2002           2001
                                                     -----------------     ----           ----
EXPENSES
    General & Administrative                           $ 3,508,584        $ 156,796     $ 214,223
    Officer Salary                                         986,556                -             -
    Marketing                                              393,358                -             -
    Depreciation & Amortization                            105,695            1,895         3,134
    Expired Public Offering Costs                          179,211                -             -
                                                         ---------        ---------     ---------
    Total Expenses                                       5,173,404          158,691       217,357
                                                         ---------        ---------     ---------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                        (90,000)               -             -
    Interest & Other Income                                423,220                -             -
    Loss on Marketable Securities                          (96,529)               -             -
    Loss on Sale of Equipment                              (34,144)               -             -
                                                        ----------        ---------     ---------
    Total Other Income (Expense)                           202,547                -             -
                                                        ----------
Net Loss before Income Taxes and Extraordinary Item     (4,970,857)        (158,691)     (217,357)
Income tax benefit                                          25,436               -              -
                                                        ----------        ---------     ---------
Net Loss before Extraordinary Item                      (4,945,421)        (158,691)     (217,357)

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                 257,800                -             -
Benefit from utilization of net operating loss
  carry forward                                            139,764                -             -
                                                       -----------       ----------     ----------
NET (LOSS) INCOME                                      $(4,547,857)      $ (158,691)    $(217,357)
                                                       ===========       ===========    ===========

Net (Loss) Earnings per Common Share                                     $    (0.10)    $   (0.15)
                                                                         ==========     =========

Weighted Average Number of  Common
    Shares Outstanding                                                    1,585,170     1,488,024
                                                                          =========     =========






                See Accompanying Notes to Financial Statements.

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                 Statement of Stockholders' Equity (Deficiency)




                                                                                                Deficit
                                                        Common Stock                           Accumulated
                                                    ----------------------     Additional      During the
                                                    # of Shares                Paid-In         Development
                                                      Issued        Amount     Capital         Stage             Total
                                                      ------        ------     ----------      -----------    -----------

To a Director, for Cash & Other Property
 (A, B, C)                                        2,518,000         2,518         11,705                -         4,223
To Directors & Officers for non-Cash
 Considerations Received (A, B, D)                  582,750           583         16,900                -        17,483
To Others for non-Cash Considerations
 Received (A, B, D)                                  49,250            49          1,428                -         1,477
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1985                       3,150,000         3,150         30,033                -        33,183
Private Placement Offering, Net of
 Issuance Costs of $16,453 (A, E)                   312,500           312        108,235                -       108,547
Patent License Costs (M)                                  -            -        (125,000)               -      (125,000)
Dec. 31/86--Net Loss                                      -            -               -          (44,461)      (44,461)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1986                       3,462,500         3,462         13,268          (44,461)      (27,731)
May 7/87-- to a Director/Officer for Property
 (A, B, C)                                          500,000           500           (500)                -            -
May 12/87-- to a Director/Officer for Cash
 (A, F)                                             100,000           100         39,900                 -       40,000
Reversal of Accrued License Costs (M)                     -             -         25,000                 -       25,000
Capital Contribution by Principal Stockholder             -             -         78,076                 -       78,076
Oct. 12/87-- Public Offering, net of Costs          $76,314     1,131,010          1,132         1,336,318    1,337,450
Dec. 31/87--Net Loss                                     -             -               -          (176,052)    (176,052)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1987                       5,193,510         5,194      1,492,062          (220,513)   1,276,743
Apr. 7/88-- to Directors/Officers for Property
 (A, G)                                             800,000           800              -                 -          800
May 1/88-- to Others for non-Cash Considerations
 Received (A, H)                                     95,750            96            (96)                -            -
May 19/88-- Proceeds from Public Offering, net of
 Public Offering Costs of                           487,287     2,300,000          2,300         1,810,413    1,812,713
Patent License Costs (M)                                  -             -       (100,000)                -     (100,000)
Warrants Converted at $1.25 per Share               128,300           128        160,247                 -      160,375
Dec. 31/88--Net Loss                                      -             -                -        (405,875)    (405,875)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1988                       8,517,560         8,518      3,362,626          (626,388)   2,744,756
Warrants Converted at $2.00 per Share                 3,000             3          5,997                 -        6,000
Issuance of Stock by Principal Stockholder                -             -        110,000                 -      110,000
Dec. 31/89--Net Loss                                     -              -               -       (1,129,559)  (1,129,559)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1989                       8,520,560       $ 8,521    $ 3,478,623      ($ 1,755,947)  $ 1,731,197
Dec. 31/90--Net Loss                                                                            (1,175,201)   (1,175,201)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1990                       8,520,560         8,521      3,478,623        (2,931,148)     555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I)                          125,000           125          7,375             7,500
Oct. 3/91-- To Directors & Officers for non-Cash
 Considerations Received (A, J)                      85,000            85          5,015             5,100
Dec. 31/91--Net Loss                                                                              (430,800)    (430,800)
                                                  ---------       -------       --------       -----------    ----------
BALANCE - DECEMBER 31, 1991                       8,730,560         8,731      3,491,013          (3,361,948)    137,796


                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                                                                Deficit
                                                        Common Stock                           Accumulated
                                                    ----------------------     Additional      During the
                                                    # of Shares                Paid-In         Development
                                                      Issued        Amount     Capital         Stage             Total
                                                      ------        ------     ----------      -----------    -----------

BALANCE - DECEMBER 31, 1991                         8,730,560        8,731      3,491,013       (3,361,948)    137,796
Aug. 12/92-- to an Individual for Professional
  Services Rendered (A, K)                             50,000           50          2,950            3,000
Dec. 31/92--Net Loss                                                                              (173,144)   (173,144)
                                                   ----------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1992                       8,780,560         8,781      3,493,963        (3,535,092)    (32,348)
Feb. 12/93-- to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L)              46,850            47          2,753             2,800
Dec. 31/93--Net Loss                                                                              (450,366)   (450,366)
                                                   ----------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1993                       8,827,410         8,828      3,496,716        (3,985,458)   (479,914)
Feb. 22/94-- to Various Parties for Professional
  Services Rendered (A, N)                           75,000            75          7,425             7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O)                           30,000            30          5,970             6,000
Jul. 25/94-- to Various Parties for Secretarial
  Services Rendered (A, P)                           10,000            10          1,990             2,000
Dec. 31/94--Net Loss                                                                              (198,366)   (198,366)
                                                   ----------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1994                       8,942,410         8,943      3,512,101        (4,183,824)   (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q)                          125,000           125         18,625            18,750
Dec. 31/95--Net Loss                                                                              (103,635)   (103,635)
                                                   ----------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1995                       9,067,410       $ 9,068    $ 3,530,726      ($ 4,287,459)  ($747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R)                           25,000            25          3,725             3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K)                           60,000            60          8,940             9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, S)                           30,000            30          4,470             4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T)                           50,000            50          7,450             7,500
Sep. 13/96--to the President/Principal Shareholder
  in Exchange for Accrued Salaries Waiver up to
  12/31/96 (A, U)                                 2,000,000         2,000        298,000           300,000
Dec. 31/96--Net Loss                                                                               (39,711)    (39,711)
                                                   ----------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1996                      11,232,410        11,233      3,853,311        (4,327,170)   (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V)                           50,000            50          8,950             9,000
Feb. 26/97-- to an Individual for Professional
  Services Rendered (A, W)                           15,000            15          2,685             2,700
Nov. 5/97-- to an Individual for Professional
  Services Rendered (A, P)                           20,000            20          2,980             3,000
Nov. 5/97--to a Financial Public Relations Company
  for  Professional Services Rendered (A, X)        226,100           226         24,634            24,860
Nov. 5/97-- to a Consulting Company for Professional
  Services Rendered (A, Y)                          100,000           100         10,900            11,000
Dec. 31/97--Net Gain                                                                               349,910     349,910
                                                 ------------     --------     ----------       ----------    ---------
BALANCE - DECEMBER 31, 1997                      11,643,510        11,644      3,903,460        (3,977,260)    (62,156)



                 See Accompanying Notes to Financial Statements

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

           Statement of Stockholders' Equity (Deficiency) (Continued)



                                                                                                Deficit
                                                        Common Stock                           Accumulated
                                                    ----------------------     Additional      During the
                                                    # of Shares                Paid-In         Development
                                                      Issued        Amount     Capital         Stage             Total
                                                      ------        ------     ----------      -----------    -----------

BALANCE - DECEMBER 31, 1997                         11,643,510      11,644     3,903,460        (3,977,260)     (62,156)
Jan. 22/98--to a Financial Public Relations Co.
  for Professional Services Rendered (X)              200,000          200        21,800                         22,000
Apr. 13/98--for Professional Services Rendered (X)    100,000          100        14,900                         15,000
Jun. 4/98--for Professional Services Rendered (Y)      50,000           50         8,950                          9,000
Aug. 4/98--for Professional Services Rendered (R)      50,000           50         7,950                          8,000
Dec. 31/98--Net Loss                                                                               (71,231)     (71,231)
                                                  -----------     ----------  ----------      ------------    ---------
BALANCE - DECEMBER 31, 1998                        12,043,510     $ 12,044    $3,959,560      ($ 4,048,491)   ($ 76,887)
Feb. 1/99--10 to 1 Reverse Stock Split            (10,839,159)                                              (10,839,129)
Various/99--for Professional Services Rendered         66,000          660        22,825                         23,485
Dec. 31/99--Net Loss                                                                               (64,319)     (64,319)
BALANCE - DECEMBER 31, 1999                         1,270,351       12,304     3,982,385        (4,112,810)    (118,121)
Feb. 28/00--for Professional Services Rendered          7,000           70        26,180                         26,250
Apr. 2/00--for Professional Services Rendered           4,000           40         8,680                          8,720
Apr. 12/00--for Professional Services Rendered            500            5         1,245                          1,250
Jul. 26/00--for Professional Services Rendered          2,500           25         1,850                          1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt                              140,283        1,403       146,380                        147,783
Dec. 31/00--Net Loss                                                                               (58,999)     (58,999)
                                                  -----------     ----------  ----------      ------------    ---------
BALANCE - DECEMBER 31, 2000                         1,424,634       14,247     4,166,720       ( 4,171,809)       9,158
Jan 11/01-for Professional Services Rendered           14,500          145        67,355                         67,500
Jan/Apr 01 Stock Options for Services                                             34,500                         34,500
Jan 31/ 01-Exercise of Stock Options for Cash          35,000          350        34,650                         35,000
May 11/01Exercise of Stock Options for Cash            25,000          250         9,125                          9,375
 July 31/01 for Professional Services Rendered          9,000           90        80,910                         81,000
Dec 31/01 Net Loss                                                                               (217,357)     (217,357)
                                                  -----------     ----------  ----------      ------------    ---------
BALANCE -DECEMBER 31, 2001                           1,508,134      15,082     4,393,260       (4,389,166)       19,176
Jan/Nov 02 for Services                                 12,750         127        26,362                         26,489
July 02 Stock Options for Services                                                87,555                         87,555
Aug 14/02 Exercise of Stock Options for Cash           265,000       2,650        23,850                         26,500
Dec 31/02 Net Loss                                                                               (158,691)     (158,691)
                                                  -----------     ----------  ----------      ------------    ---------
 BALANCE -DECEMBER 31, 2002                          1,785,784     $17,859    $4,531,027      $(4,547,857)      $ 1,029
                                                  ============    ==========  ===========     ============    =========



                 See Accompanying Notes to Financial Statements
                                      F-7

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


                 See Accompanying Notes to Financial Statements
                                      F-9

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


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

(26) In 2001, 25,500 shares of common stock, valued at $148,500 and stock options to outside consultants for 69,000 shares, valued at $34,500 were issued for services.


(A1) In 2002, 12,750 shares of common stock, valued at $26,489 and stock options to outside consultants for 275,000 shares, valued at $87,555 were issued for services.


                 See Accompanying Notes to Financial Statements
                                      F-10

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            Statements of Cash Flows

                                                                 Cumulative from        Years ended
                                                                 Aug. 14, 1985 to        December 31
                                                                 Dec. 31, 2002        2002          2001
                                                                 -------------        ----          ----
OPERATING ACTIVITIES

Net (Loss) Gain                                                   $ (4,547,857)   $ (158,691)   $ (217,357)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                        105,628         1,895         3,134
    Loss on Marketable Securities                                      130,741             -             -
    Expired Public Offering Costs                                      110,000             -             -
    Cancellation of Stockholder Note Receivable                         55,490             -             -
    Stock Issued in lieu of Cash for Prof. Services                    503,544        26,489       148,500
    Stock  Options Issued in lieu of Cash for Prof. Services           122,035        87,555        34,500
    Stock Issued in lieu of Cash for Waived Salaries                   294,000             -             -
    Loss on Sale of Equipment                                           34,144             -             -
    Decrease (Increase) in Other Assets                                (-1,161)            -             -
    Decrease (Increase) in Prepaid Expenses                            (20,092)      (20,092)
    Increase (Decrease) in Due to Related Party                         21,922        21,922             -
    Increase (Decrease) in Accrued Expenses                                800           384           800
                                                                    ----------      --------     ---------
    Net Cash Used in Operating Activities                           (3,288,507)      (40,538)      (30,423)
                                                                    ----------      --------     ---------
INVESTING ACTIVITIES
Purchases of Marketable Securities                                    (130,741)            -             -
Purchases of Property & Equipment                                     (125,227)            -             -
Patent License Expenditures                                           (152,098)            -             -
Proceeds from Sale of Equipment                                         22,994             -             -
                                                                    ----------      --------     ---------
    Net Cash Used in Investing Activities                             (385,072)            -             -
                                                                    ----------      --------     ---------
FINANCING ACTIVITIES
Proceeds from Issuance of Stock-Private Offerings                      234,783             -             -
Proceeds from Issuance of Stock-Public Offerings                     3,150,163             -             -
Proceeds from Issuance of Stock-Exercise of Warrants                   311,233        26,500        44,375
Capital Contributions                                                   78,076             -             -
Net Receipts/Advances to Stockholder                                  (100,600)            -
                                                                    ----------      --------     ---------
    Net Cash Provided by Financing Activities                        3,673,655        26,500        44,375
                                                                    ----------      --------     ---------
    NET INCREASE (DECREASE) IN CASH                                         76      (14,038)        13,952
                                                                    ----------      --------     ---------
    CASH - BEGINNING                                                         -       14,114            162
    CASH - ENDING                                                   $       76     $     76       $ 14,114





                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2002

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization  and  Business  Activity
          -------------------------------------

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

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Earnings (Loss) Per Common Share
          --------------------------------
          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2002 and 2001 since the effect would have been anti-dilutive to the Company's net loss per common share.

          Patent Costs
          ------------
          Costs incurred in connection with obtaining the license agreement of a patent have been capitalized and are being amortized using the straight-line method over 17 years from the date of issuance of the patents.

          Income Taxes
          ------------
          The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    Notes to Financial Statements (Continued)
                                December 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 2. GOING CONCERN CONSIDERATION

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2003.

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    Notes to Financial Statements (Continued)
                                December 31, 2002

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

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    Notes to Financial Statements (Continued)
                                December 31, 2002

NOTE 6. STOCK OPTIONS

          1988 STOCK OPTION PLAN (Continued)

          shareholders) and options granted to any one participant may not exceed $100,000 in option price per year. Options may be granted within the (10) years from the adoption of the 1988 Stock Option Plan. Each option granted under the 1988 Stock Option Plan must be exercised within ten (10) years from the date of grant.

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

          In 2002 195,000 options at an exercise price of $ 4.00 were issued for outside services. The company also granted corporate officers options for 304,000 shares at prices of $1.77 to $4.00 per share.

          In October 2002. as part of the termination settlement of the former President of the company 285,000 options at prices from $.50 to $ 6.50 were issued, which were offset by 350,000 forfeited Options at prices of $.38 to $4.75.

          As of November 22, 2002 the Company has agreed to grant its C.E.O. and inventor over ten year non-plan options to purchase the Company's Common Stock at $1.00 per share in the amount of 150,000 shares, contingent upon the issuance of patent allowance related to a certain patent application.

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    Notes to Financial Statements (Continued)
                                December 31, 2002

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (Continued)

          As required by Statement of Financial Accounting Standards ("SFAS") 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. .The charge for options issued to employees in 2001 would increase the loss by $50,500 or $ .03 per share and options issued in 2002 would increase the loss by $130,491 or $ .08 per share

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                                             Year Ended December 31,
                                                          2002                   2001
                                                        --------                --------
                                                        Weighted                Weighted
                                                         Average                 Average
                                                         Exercise                Exercise
                                              Shares      Price      Shares*      Price
                                              ------      -----      -------      -----

     Outstanding at beginning of year        1,327,500   $  2.50   1,287,500     $ 2.17
     Granted                                   754,000   $  3.34     170,000     $ 7.46
     Exercised                                (265,000)        -     (60,000)         -
     Forfeited/Expired                        (389,500)        -     (70,000)         -
     Outstanding at end of year               1,427,000   $ 3.33   1,327,500     $ 2.50



NOTE 7. COMMON STOCK SPLIT

          On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    Notes to Financial Statements (Continued)
                                December 31, 2002



NOTE 8. INCOME TAXES

          At December 31, 2002, the Company had a net operating loss carry forward of approximately $4 million, that expires through 2016.

          The Company has a deferred tax asset of approximately $1,500,000 as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

NOTE 9. PATENTS ISSUED

          On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

          On June 11, 2002 the U.S. Patent and Trademark Office issued the Patent Number 6,405,182, the System for Dispensing Prepaid Debit Cards Through Point-Of-Sale Terminals.

NOTE 10. DUE TO RELATED PARTY

          This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2003.

NOTE 11. SUBSEQUENT EVENTS

          In January 8, 2003 the company received the complete assignments of Patents numbers 6,105,009 and 6,405,182. The patents assignments to the company by the Inventor and CEO and majority stockholder have been registered at the U.S. Patent and Trademark Office.

          In January 2003, the company instituted patent infringement litigation in U.S. District Court against various defendants.