Form 10QSB
period 2003-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2003-05-09
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended MARCH 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    --------------

Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                 59-2686523
          ---------------------                   ---------------------
    (State or other jurisdiction                (I.R.S. Employer Identification
          of incorporation)                               Number)

     1545 MILLER ROAD, CORAL GABLES, FLORIDA             33146-2309
     ---------------------------------------         ------------------
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

The number of shares outstanding of the registrant common stock is 1,788,884 (as of March 31, 2003).

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

        DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  May 2003

BY:        VINCENT CUERVO              CHARLES A. MENENDEZ
           --------------              -------------------
           Vincent Cuervo              Charles A. Menendez
           Chief Executive Officer     President and Chief Financial Officer

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)





                                 C O N T E N T S

                                                               PAGE
                                                               ----

FINANCIAL STATEMENTS

         BALANCE SHEET                                           4

         STATEMENTS OF OPERATIONS                                5

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY            6 -12

         STATEMENTS OF CASH FLOWS                                13-14

NOTES TO FINANCIAL STATEMENTS                                    15 - 22

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                  BALANCE SHEET
                                 March 31, 2003



                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                   $       504
  Prepaid Expenses                                            20,092
                                                         -----------
               Total Current Assets                           20,596

PROPERTY & EQUIPMENT ( net                                     2,316
of accumulated depreciation of $ 7,478)

OTHER ASSETS
 Deferred Patent Costs                                         1,161
                                                         -----------

    Total Assets                                         $    24,073
                                                         ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
  Accounts Payable                                       $       350
  Due to Related Party                                        33,913
                                                         -----------
    Total Current Liabilities                                 34,263

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 1,788,884 Issued and Outstanding       17,889
  Additional Paid-In Capital                               4,532,797
  Deficit Accumulated During Developmental Stage          (4,560,876)
                                                         -----------
    Total Stockholders' Deficiency                           (10,190)
                                                         -----------

     Total Liabilities and Stockholders' Deficiency     $    24,073
                                                         ===========




                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                                                        Cumulative From
                                                        August 14, 1985                For the Three Months Ended
                                                        (Inception) Through                   March 31,
                                                        March 31, 2003               2003             2002
                                                        -------------------     -------------    ------------

EXPENSES
  General & Administrative                                  5,080,237                  12,528          11,025
  Depreciation & Amortization                                 106,185                     490
                                                        -------------           -------------    ------------
     Total Expenses                                         5,186,422                  13,018          11,025
                                                        -------------           -------------    ------------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7)                             (90,000)                      -               -
  Interest & Other Income                                     423,220                       -               -
  Loss on Marketable Securities                               (96,529)                      -               -
  Loss on Sale of Equipment                                   (34,144)                      -               -
                                                        -------------           -------------    ------------
      Total Other Income (Expense)                            202,547                       -               -
                                                        -------------           -------------    ------------
Net Loss before Income Taxes and
  Extraordinary Item                                       (4,983,875)                (13,018)        (11,025)
Income tax benefit                                             25,436                       -               -
                                                        -------------           -------------    ------------
Net Loss before Extraordinary Item                         (4,958,439)                (13,018)        (11,025)
Extraordinary item - Gain from restructuring
  of debt (net of Income Taxes of $165,200)                   257,800                       -               -
Benefit from utilization of net operating loss
  carryforward                                                139,764                       -               -
                                                        -------------           -------------    ------------
NET (LOSS) INCOME                                          (4,560,875)                (13,018)        (11,025)
                                                        =============           =============    ============
Net (Loss) Earnings per Common  Share                                           $       (0.01)        $ (0.15)
                                                                                =============    ============

Weighted Average Number of Common
  Shares Outstanding                                                                1,785,884       1,488,024
                                                                                =============    ============



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                          Common Stock                         Deficit
                                                   -------------------------    Additional    During the
                                                   # of Shares                   Paid-In     Development
                                                     Issued         Amount       Capital        Stage           Total
                                                   -----------  ------------   -----------   ------------    -----------

To a  Director, for Cash & Other Property
(A, B, C) ......................................     2,518,000   $     2,518   $    11,705    $      --      $    14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............       582,750           583        16,900           --           17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................        49,250            49         1,428           --            1,477
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 ....................     3,150,000         3,150        30,033           --           33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............       312,500           312       108,235           --          108,547
Patent License Costs (M) .......................          --            --        (125,000)          --         (125,000)
Dec. 31/86 --Net Loss ..........................          --            --            --          (44,461)       (44,461)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 ....................     3,462,500         3,462        13,268        (44,461)       (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................       500,000           500          (500)          --             --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ..........          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ..          --            --          78,076           --           78,076
Oct. 12/87--Public Offering, net of Costs ......     1,131,010         1,132     1,336,318                     1,337,450
Dec. 31/87--Net Loss ...........................          --            --            --         (176,052)      (176,052)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 ....................     5,193,510         5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................       800,000           800          --             --              800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................        95,750            96           (96)          --             --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .......................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ..........       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss ...........................          --            --            --         (405,875)      (405,875)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 ....................     8,517,560         8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ..........         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .....          --            --         110,000           --          110,000
Dec. 31/89--Net Loss ...........................          --            --            --       (1,129,559)    (1,129,559)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ....................     8,520,560         8,521     3,478,623     (1,755,947)     1,731,197
Dec. 31/90--Net Loss ...........................          --            --            --       (1,175,201)    (1,175,201)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 ....................     8,520,560         8,521     3,478,623     (2,931,148)       555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                          Common Stock                         Deficit
                                                   -------------------------    Additional    During the
                                                   # of Shares                   Paid-In     Development
                                                     Issued         Amount       Capital        Stage           Total
                                                   -----------  ------------   -----------   ------------    -----------

BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623   (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375         --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015         --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --       (430,800)     (430,800)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013   (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950         --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --       (173,144)     (173,144)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963   (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753         --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --       (450,366)     (450,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716   (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425         --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970         --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990         --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --       (198,366)     (198,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101   (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625         --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --       (103,635)     (103,635)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726   (4,287,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725         --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940         --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470         --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450         --           7,500


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                          Common Stock                         Deficit
                                                   -------------------------    Aditional    During the
                                                   # of Shares                   Paid-In     Development
                                                     Issued         Amount       Capital        Stage           Total
                                                   -----------  ------------   -----------   ------------    -----------

Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Professional Services Rendered (Y)..        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158




                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                          Common Stock                        Deficit
                                                   -------------------------    Aditional    During the
                                                   # of Shares                   Paid-In     Development
                                                     Issued         Amount       Capital        Stage           Total
                                                   -----------  ------------   -----------   ------------    -----------

Jan. 11/01--for Professional Services Rendered       14,500           145        67,355         --          67,500
Jan./Apr 01--Stock Option for Services .......         --            --          34,500         --          34,500
Jan. 31/01--Exercise of Stock Options for Cash       35,000           350        34,650         --          35,000
May 11/01--Exercise of Stock Option for Cash .       25,000           250         9,125         --           9,375
Jul. 31/01--for Professional Services Rendered        9,000            90        80,910         --          81,000
Dec. 31/01--Net Loss .........................         --            --            --       (217,357)     (217,357)
                                                 ----------    ----------    ----------   ----------    ----------
BALANCE - DECEMBER 31, 2001 ..................    1,508,134        15,082     4,393,260   (4,389,166)       19,176
Jan/Nov 02--for Services .....................       12,750           127        26,362       26,489
Jul. 02--Stock Options for Services ..........                                   87,555                     87,555
Aug. 14/02--Exercise of Stock Option for Cash       265,000         2,650        23,850         --          26,500
Dec 31/02--Net Loss ..........................                                 (158,692)                  (158,692)
                                                 ----------    ----------    ----------   ----------    ----------
BALANCE - DECEMBER 31, 2002 ..................    1,785,884        17,859     4,531,027   (4,547,858)        1,028
Mar. 13/03--Shares-Restricted to C. Menendez .        3,000            30         1,770         --           1,800
Mar. 31/03--Net Loss .........................                                  (13,018)                   (13,018)
                                                 ----------    ----------    ----------   ----------    ----------
BALANCE - MARCH 31, 2003 .....................    1,788,884        17,889     4,532,797   (4,560,876)      (10,190)
                                                 ==========    ==========    ==========   ==========    ==========




                (See Accompanying Notes to Financial Statements)

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

(26) In 2001, 25,500 shares of common stock, valued at $148500 and stock options to outside consultants for 69,000 shares, valued at $34,500 were issued for services.

(A1) In 2002, 12,750 shares of common stock, valued at $26,489 and stock options to outside consultants for 275,000 shares, valued at $87,555 were issued for services.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS




                                                   Cumulative from   For the Three Months Ended
                                                   Aug. 14, 1985 to        March 31,
                                                    March 31, 2003     2003         2002
                                                   ----------------  ----------  ---------
OPERATING ACTIVITIES
Net Loss                                           $ (4,560,875)     $ (13,018)  $ (11,026)
Adjustments to Reconcile Net Loss                             -              -           -
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization                           108,013            490           -
  Loss on marketable Securities                         130,741
  Expired Public Offering Costs                         110,000
  Cancellation of Stockholder Note Receivable            55,490
  Stock& Options Issued in Lieu of Cash
    for Services                                        871,166          1,800
  Loss on Sale of Equipment                              34,144
  Decrease (Increase) in Other Assets                    (1,161)
  Decrease (Increase) in Prepaid Expenses               (20,092)
  Increase (Decrease) in Accrued Expenses                   349           (834)       (800)
  Increase in Due to Related Party                       33,912         11,990           -
                                                   ------------      ----------   --------
Net Cash Provided in Operating Activities            (3,238,313)           428     (11,826)
                                                   ------------      ----------   --------

INVESTING ACTIVITIES
  Purchase of Marketable Securities                    (130,741)             -           -
  Purchases of Property & Equipment                    (125,227)             -        (106)
  Patent License Expenditures                          (201,864)             -           -
  Proceeds from Sales of Equipment                       22,994              -           -
                                                   ------------      ----------   --------

Net Cash Used in Investing Activities                  (434,838)              -       (106)
                                                   ------------      ----------   --------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (CONTINUED)



                                                        Cumulative from   For the Three Months Ended
                                                        Aug. 14, 1985 to        March 31,
                                                         March 31, 2003     2003         2002
                                                        ----------------  ----------  ---------
FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings         234,783                -          -
  Proceeds from Issuance of Stock-Public Offerings        3,150,163                -          -
  Proceeds from Issuance of Stock-Exercise of Warrants      311,233                -          -
Capital Contributions                                        78,076                -          -
Net Receipts/Advances to Stockholder                       (100,600)               -          -
                                                        ------------     -----------  ---------

Net Cash Provided by Financing Activities                 3,673,655                -          -
                                                        ------------     -----------  ---------

NET INCREASE IN CASH                                            504              428    (11,932)

CASH - BEGINNING                                                  -               76     14,114
                                                        ------------     -----------  ---------

CASH - ENDING                                                 $ 504            $ 504    $ 2,182
                                                        ============     ===========  =========







                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

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

          EARNINGS (LOSS) PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2003 and 2002 since the effect would have been anti-dilutive to the Company's net loss per common share.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

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

                                 March 31, 2003



NOTE 4. LICENSE AGREEMENT AND PATENTS ISSUED

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

          On June 11, 2002, the U.S. Patent and Trademark Office issued the Patent Number 6,405,182, the System for Dispensing Prepaid Debit Cards Through Point-Of-Sale Terminals.

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

                                 March 31, 2003

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

          At December 31, 1998 and 1997 total non-plan options outstanding were 2,125,000 and 1,525,000, respectively. At December 31, 1998 and 1997
          2,125,000 and 1,525,000, options respectively, of the non-plan options were fully vested.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                 March 31, 2003

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          In 2001, 69,000 options, at exercise prices ranging from $4.75 to $11.00, were issued for outside services. The company also granted corporate officers options for 101,000 shares at prices of $4.75 to $12.00 per share.

          In 2002, 195,000 options at an exercise price of $4.00 were issued for outside services. The company also granted corporate officers options for 304,000 shares at prices of $4.75 to $12.00 per share.

          In October 2002, as part of the termination settlement of the former President of the company 285,000 options at prices from $0.50 to $6.50 were issued, which were offset by 350,000 forfeited options at prices of $0.38 to $4.75.

          As of November 22, 2002, the Company has agreed to grant its C.E.O. and inventor over ten year non-plan options to purchase the Company's Common Stock at $1.00 per share in the amount of 150,000 shares, contingent upon the issuance of patent allowance related to a certain patent application.

          As required by Statement of Financial Accounting Standards ("SFAS") 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. The charge for options issued in 2001 would increase the loss by $ 50,500 or $0.03 per share and options issued in 2002 would increase the loss by $130,491 or $0.08 per share.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                                                    Year Ended December 31,
                                                             2002                           2001
                                                          ------------                   ------------
                                                           Weighted                       Weighted
                                                            Average                        Average
                                                           Exercise                       Exercise
                                             Shares          Price          Shares          Price
                                         ---------------- ------------ ----------------- ------------

Outstanding at beginning of year               1,327,500       $ 2.50         1,287,500       $ 2.17
Granted                                          754,000       $ 3.34           170,000       $ 7.46
Exercised                                       (265,000)      $    -           (60,000)      $    -
Forfeited/Expired                               (389,500)      $    -           (70,000)      $    -
                                         ----------------              -----------------
Outstanding at end of year                     1,427,000       $ 3.33         1,327,500       $ 2.50
                                         ================              =================



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

                                 March 31, 2003

NOTE 9. DUE TO RELATED PARTY

          This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2003.

NOTE 10. LITIGATION

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

                            DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  May 2003

                            By:  /s/ VINCENT CUERVO
                                -----------------------------------------
                                Vincent Cuervo, Chief Executive Officer



Date:  May 2003             By:  /s/ CHARLES A. MENENDEZ
                                -----------------------------------------
                                Charles A. Menendez, President and
                                Chief Financial Officer