Form 10QSB
period 2003-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2003-08-08
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

     For  the Quarterly Period Ended JUNE 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------     --------------------
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

The number of shares outstanding of the registrant common stock is 1,794,884 (as of June 30, 2003).

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

Date:  July 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                                  BALANCE SHEET
                                  June 30, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                       $        713
  Prepaid Expenses                                                 20,092
                                                             ------------
               Total Current Assets                                20,805

PROPERTY & EQUIPMENT ( net                                          1,825
of accumulated depreciation of $ 7,969)

OTHER ASSETS
 Deferred Patent Costs                                              1,161
                                                             ------------

    Total Assets                                             $     23,791
                                                             ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                           $         --
  Due to Related Party                                             37,466
                                                             ------------
    Total Current Liabilities                                      37,466

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 1,794,884 Issued and Outstanding            17,949
  Additional Paid-In Capital                                    4,543,837
  Deficit Accumulated During Developmental Stage               (4,575,461)
                                                             ------------
       Total Stockholders' Deficiency                                (13,675)
                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     23,791
                                                             ============


                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS

                                       Cumulative From
                                       August 14, 1985    For the Six Months Ended      For the Three Months Ended
                                      (Inception) Through        June 30,                      June 30,
                                       June 30, 2003        2003           2002          2003             2002
                                         -----------    -----------    -----------    -----------    -----------
EXPENSES
  General & Administrative ...........   $ 5,094,332    $    26,623    $    15,017    $    14,095    $     3,992
  Depreciation & Amortization ........       106,675            980           --              490           --
                                         -----------    -----------    -----------    -----------    -----------
   Total Expenses ....................     5,201,007         27,603         15,017         14,585          3,992
                                         -----------    -----------    -----------    -----------    -----------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7) ....       (90,000)          --             --             --             --
  Interest & Other Income ............       423,220           --             --             --             --
  Loss on Marketable Securities ......       (96,529)          --             --             --             --
  Loss on Sale of Equipment ..........       (34,144)          --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------

    Total Other Income (Expense) .....       202,547           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Income Taxes and
  Extraordinary Item .................    (4,998,460)       (27,603)       (15,017)       (14,585)        (3,992)
Income tax benefit ...................        25,436           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Extraordinary Item ...    (4,973,024)       (27,603)       (15,017)       (14,585)        (3,992)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200) .................       257,800           --             --             --             --
Benefit from utilization of net
  operating losscarryforward .........       139,764           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
NET (LOSS) INCOME ....................   $(4,575,460)   $   (27,603)   $   (15,017)   $   (14,585)   $    (3,992)
                                         ===========    ===========    ===========    ===========    ===========
Net (Loss) Earnings per Common  Share                       $ (0.02)       $ (0.01)       $ (0.01)       $ (0.02)
                                                        ===========    ===========    ============   ===========
Weighted Average Number of Common
  Shares Outstanding                                      1,794,884      1,508,134      1,794,884      1,508,134
                                                        ===========    ===========    ===========    ===========


                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                         Common Stock                           Deficit
                                                      -------------------       Additional      During the
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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                         Common Stock                           Deficit
                                                      -------------------       Additional      During the
                                                   # of Shares                  Paid-In       Development
                                                      Issued       Amount       Capital          Stage          Total
                                                   -----------   ---------    -----------    -----------    -----------


BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623      (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375            --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015            --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --          (430,800)     (430,800)
                                                   ----------   ----------   ----------      ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013      (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950            --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --          (173,144)     (173,144)
                                                   ----------   ----------   ----------      ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963      (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753            --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --          (450,366)     (450,366)
                                                   ----------   ----------   ----------      ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716      (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425            --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970            --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990            --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --          (198,366)     (198,366)
                                                   ----------   ----------   ----------      ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101      (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625            --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --          (103,635)     (103,635)
                                                   ----------   ----------   ----------      ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726      (4,287,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725            --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940            --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470            --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450            --           7,500


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                            Common Stock                           Deficit
                                                         -------------------        Additional     During the
                                                      # of Shares                   Paid-In      Development
                                                         Issued        Amount        Capital        Stage          Total
                                                      -----------    ---------     -----------   -----------    -----------

Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Professional Services Rendered (Y) ...      50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                        Common Stock                           Deficit
                                                     -------------------        Additional     During the
                                                  # of Shares                   Paid-In      Development
                                                     Issued        Amount        Capital        Stage          Total
                                                  -----------    ---------     -----------   -----------    -----------

Jan. 11/01--for Professional Services Rendered        14,500            145         67,355          --           67,500
Jan./Apr 01--Stock Option for Services .......          --             --           34,500          --           34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000            350         34,650          --           35,000
May 11/01--Exercise of Stock Option for Cash .        25,000            250          9,125          --            9,375
Jul. 31/01--for Professional Services Rendered         9,000             90         80,910          --           81,000
Dec. 31/01--Net Loss .........................          --             --             --        (217,357)      (217,357)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134         15,082      4,393,260    (4,389,166)        19,176
Jan/Nov 02--for Services .....................        12,750            127         26,362          --           26,489
Jul. 02--Stock Options for Services ..........          --             --           87,555          --           87,555
Aug. 14/02--Exercise of Stock Option for Cash        265,000          2,650         23,850          --           26,500
Dec 31/02--Net Loss ..........................          --             --             --        (158,692)      (158,692)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2002 ..................     1,785,884         17,859      4,531,027    (4,547,858)         1,028
Mar. 13/03--Shares-Restricted to C. Menendez .         3,000             30          1,770          --            1,800
Jun. 18/03--for Professional Services Rendered         6,000             60         11,040          --           11,100
Jun. 30/03--Net Loss .........................          --             --             --         (27,603)       (27,603)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - JUNE 30, 2003 ......................     1,794,884    $    17,949    $ 4,543,837   $(4,575,461)   $   (13,675)
                                                 ===========    ===========    ===========   ===========    ===========
















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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                 Cumulative from   For the Six Months Ended
                                                Aug. 14, 1985 to            June 30,
                                                  June 30, 2003        2003          2002
                                                   ------------   -----------    -----------

Cash Flows From:
OPERATING ACTIVITIES
Net Loss .......................................   $(4,575,460)   $   (27,603)   $   (15,017)
Adjustments to Reconcile Net Loss ..............          --             --             --
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization ..................       108,503            980           --
  Loss on marketable Securities ................       130,741           --             --
  Expired Public Offering Costs ................       110,000           --             --
  Cancellation of Stockholder Note Receivable ..        55,490           --             --
  Stock& Options Issued in Lieu of Cash
    for Services ...............................       882,266         12,900          2,500
  Loss on Sale of Equipment ....................        34,144           --             --
  Decrease (Increase) in Other Assets ..........        (1,161)          --             --
  Decrease (Increase) in Prepaid Expenses ......       (20,092)          --             --
  Increase (Decrease) in Accrued Expenses ......            (1)        (1,184)          (800)
  Increase in Due to Related Party .............        37,465         15,543           --
                                                   -----------    -----------    -----------

Net Cash Provided (Used) in Operating Activities    (3,238,105)           636        (13,317)
                                                   -----------    -----------    -----------

INVESTING ACTIVITIES
  Purchase of Marketable Securities ............      (130,741)          --             --
  Purchases of Property & Equipment ............      (125,227)          --             (106)
  Patent License Expenditures ..................      (201,864)          --             --
  Proceeds from Sales of Equipment .............        22,994           --             --
                                                   -----------    -----------    -----------

Net Cash Provided (Used) in Investing Activities      (434,838)          --             (106)
                                                   -----------    -----------    -----------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      Cumulative from    For the Six Months Ended
                                                      Aug. 14, 1985 to            June 30,
                                                        June 30, 2003        2003          2002
                                                          ----------    -----------    -----------


FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings ..       234,783           --            --
  Proceeds from Issuance of Stock-Public Offerings ...     3,150,163           --            --
  Proceeds from Issuance of Stock-Exercise of Warrants       311,233           --            --
Capital Contributions ................................        78,076           --            --
Net Receipts/Advances to Stockholder .................      (100,600)          --             230
                                                          -----------   -----------    ----------

Net Cash Provided (Used) by Financing Activities .....     3,673,655           --             230
                                                          -----------   -----------    ----------
NET INCREASE (DECREASE) IN CASH ......................           712            636       (13,193)

CASH - BEGINNING .....................................          --               76        14,114
                                                          -----------   -----------    ----------

CASH - ENDING ........................................    $      712    $       712    $      921
                                                          ===========   ===========    ==========



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003

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

          On June 18, 2003 the Company granted its C.E.O. options to purchase 300,000 shares of common stock at an exercise price of $1.85, contingent on the issuance by the U.S. Patent and Trademark office of patent application No. 10/342,991.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

                                                                    Year Ended December 31,
                                                              2002                         2001
                                                           -----------                 ------------
                                                            Weighted                     Weighted
                                                             Average                     Average
                                                            Exercise                     Exercise
                                                Shares         Price       Shares         Price
                                              ---------   ------------    ---------    ------------


Outstanding at beginning of year              1,327,500       $ 2.50      1,287,500        $ 2.17
Granted                                         754,000       $ 3.34        170,000        $ 7.46
Exercised                                      (265,000)      $ --          (60,000)       $ --
Forfeited/Expired                              (389,500)      $ --          (70,000)       $ --
                                              ----------                  ---------
Outstanding at end of year                    1,427,000       $ 3.33      1,327,500        $ 2.50
                                              ==========                  =========



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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2003


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

                                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  July 2003                   By: /S/ VINCENT CUERVO
                                       ----------------------------------------
                                       Vincent Cuervo, Chief Executive Officer

Date:  July 2003                   By: /S/ CHARLES A. MENENDEZ
                                       ----------------------------------------
                                       Charles A. Menendez, President and
                                       Chief Financial Officer