Form 10QSB
period 2003-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2003-11-12
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    -----------------------
Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
        (Exact name of small business issuer as specified in its charter)

                Florida                               59-2686523
          ---------------------                   ---------------------
     (State or other jurisdiction               (I.R.S. Employer Identification
      of incorporation)                                    Number)

1545 Miller Road, Coral Gables, Florida    33146-2309
---------------------------------------    ----------
(Address of principal executive offices)   (Zip Code)

                                (305) 666-1460
                                --------------
               Registrant's telephone number, including area code

      -------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No
    ---    ---

The number of shares outstanding of the registrant common stock is 2,029,884 (as of September 30, 2003).

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

Date:  October 31, 2003

         By:     VINCENT CUERVO                   CHARLES A. MENENDEZ
                 --------------                   -------------------
                 Vincent Cuervo                   Charles A. Menendez
                 Chief Executive Officer          President and
                                                  Chief Financial Officer

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                                 C O N T E N T S


                                                               Page
FINANCIAL STATEMENTS                                          ------

         BALANCE SHEET                                         4

         STATEMENTS OF OPERATIONS                              5

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          6-12

         STATEMENTS OF CASH FLOWS                              13-14

NOTES TO FINANCIAL STATEMENTS                                  15-22

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                  Balance Sheet
                               September 30, 2003




                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                            $   47
  Prepaid Expenses                                                20,092
                                                            ------------
               Total Current Assets                               20,139

PROPERTY & EQUIPMENT ( net                                         2,582
of accumulated depreciation of $ 8,047)

OTHER ASSETS
 Deferred Patent Costs                                             1,161
                                                            ------------

    Total Assets                                                $ 23,882
                                                            ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
  Accounts Payable                                              $     --
  Due to Related Party                                            23,303
                                                            ------------
    Total Current Liabilities                                     23,303

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,029,884 Issued and Outstanding           20,299
  Additional Paid-In Capital                                   4,564,987
  Deficit Accumulated During Developmental Stage              (4,584,707)
                                                            ------------
    Total Stockholders' Deficiency                                   579
                                                            ------------

      Total Liabilities and Stockholders' Deficiency           $  23,882
                                                            ============


                (See Accompanying Notes to Financial Statements)
                            Statements of Operations

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                        Cumulative From
                                        August 14, 1985      For the Nine Months Ended   For the Three Months Ended
                                        (Inception) Through      September 30,               September 30,
                                        Sep 30, 2003         2003          2002          2003            2002
                                        --------------  -----------    -----------    -----------    -----------
EXPENSES
  General & Administrative ...........   $ 5,103,499    $    35,790    $    27,984    $     9,167    $    12,861
  Depreciation & Amortization ........       106,754          1,059             --             79           --
                                         -----------    -----------    -----------    -----------    -----------
    Total Expenses ...................     5,210,253         36,849         27,984          9,246         12,861
                                         -----------    -----------    -----------    -----------    -----------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7) ....       (90,000)          --             --             --             --
  Interest & Other Income ............       423,220           --             --             --             --
  Loss on Marketable Securities ......       (96,529)          --             --             --             --
  Loss on Sale of Equipment ..........       (34,144)          --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
    Total Other Income (Expense) .....       202,547           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Income Taxes and
  Extraordinary Item .................    (5,007,706)       (36,849)       (27,984)        (9,246)       (12,861)
Income tax benefit ...................        25,436           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Extraordinary Item ...    (4,982,270)       (36,849)       (27,984)        (9,246)       (12,861)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200) .................       257,800           --             --             --             --
Benefit from utilization of net
  operating loss carry forward .........     139,764           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
NET (LOSS) INCOME ....................   $(4,584,706)   $   (36,849)   $   (27,984)   $    (9,246)   $   (12,861)
                                         ===========    ===========    ===========    ===========    ===========
Net (Loss) Earnings per Common  Share                   $     (0.02)   $     (0.02)   $      --      $     (0.01)
                                                        ===========    ===========    ===========    ===========

Weighted Average Number of Common
  Shares Outstanding .................                    1,794,884      1,567,023      1,935,884      1,662,634
                                                        ===========    ===========    ===========    ===========



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 Statement of Stockholders' Equity (Deficiency)


                                                         Common Stock                          Deficit
                                                   --------------------------   Additional     During the
                                                   # of Shares                   Paid-In      Development
                                                      Issued         Amount      Capital        Stage           Total
                                                   ------------  ------------  -----------    -----------    -----------


To a  Director, for Cash & Other Property
(A, B, C) ......................................     2,518,000   $     2,518   $    11,705    $      --      $    14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............       582,750           583        16,900           --           17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................        49,250            49         1,428           --            1,477
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 ....................     3,150,000         3,150        30,033           --           33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............       312,500           312       108,235           --          108,547
Patent License Costs (M) .......................          --            --        (125,000)          --         (125,000)
Dec. 31/86 --Net Loss ..........................          --            --            --          (44,461)       (44,461)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 ....................     3,462,500         3,462        13,268        (44,461)       (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................       500,000           500          (500)          --             --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ..........          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ..          --            --          78,076           --           78,076
Oct. 12/87--Public Offering, net of Costs ......     1,131,010         1,132     1,336,318           --        1,337,450
Dec. 31/87--Net Loss ...........................          --            --            --         (176,052)      (176,052)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 ....................     5,193,510         5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................       800,000           800          --             --              800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................        95,750            96           (96)          --             --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .......................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ..........       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss ...........................          --            --            --         (405,875)      (405,875)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 ....................     8,517,560         8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ..........         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .....          --            --         110,000           --          110,000
Dec. 31/89--Net Loss ...........................          --            --            --       (1,129,559)    (1,129,559)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ....................     8,520,560         8,521     3,478,623     (1,755,947)     1,731,197
Dec. 31/90--Net Loss ...........................          --            --            --       (1,175,201)    (1,175,201)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 ....................     8,520,560         8,521     3,478,623     (2,931,148)       555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                         Common Stock                       Deficit
                                                   -----------------------   Additional    During the
                                                   # of Shares                Paid-In     Development
                                                      Issued       Amount     Capital        Stage           Total
                                                   -----------  ----------  -----------   -----------    -----------


BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623   (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375         --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015         --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --       (430,800)     (430,800)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013   (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950         --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --       (173,144)     (173,144)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963   (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753         --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --       (450,366)     (450,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716   (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425         --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970         --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990         --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --       (198,366)     (198,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101   (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625         --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --       (103,635)     (103,635)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726   (4,287,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725         --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940         --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470         --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450         --           7,500



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                            Common Stock                          Deficit
                                                      --------------------------   Aditional     During the
                                                      # of Shares                   Paid-In      Development
                                                         Issued         Amount      Capital        Stage           Total
                                                      ------------  ------------  -----------    -----------    -----------

Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Prossional Services Rendered (Y) ...        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           Statement of Stockholders' Equity (Deficiency) (Continued)


                                                        Common Stock                         Deficit
                                                 --------------------------   Aditional     During the
                                                  # of Shares                   Paid-In     Development
                                                    Issued         Amount      Capital        Stage           Total
                                                 ------------  ------------  -----------    -----------    -----------


Jan. 11/01--for Professional Services Rendered        14,500           145        67,355          --           67,500
Jan./Apr 01--Stock Option for Services .......          --            --          34,500          --           34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000           350        34,650          --           35,000
May 11/01--Exercise of Stock Option for Cash .        25,000           250         9,125          --            9,375
Jul. 31/01--for Professional Services Rendered         9,000            90        80,910          --           81,000
Dec. 31/01--Net Loss .........................          --            --            --        (217,357)      (217,357)
                                                 -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134        15,082     4,393,260    (4,389,166)        19,176
Jan/Nov 02--for Services .....................        12,750           127        26,362          --           26,489
Jul. 02--Stock Options for Services ..........          --            --          87,555          --           87,555
Aug. 14/02--Exercise of Stock Option for Cash        265,000         2,650        23,850          --           26,500
Dec 31/02--Net Loss ..........................          --            --            --        (158,692)      (158,692)
                                                 -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2002 ..................     1,785,884        17,859     4,531,027    (4,547,858)         1,028
Mar. 13/03--Shares-Restricted to C. Menendez .         3,000            30         1,770          --            1,800
Jun. 18/03--for Professional Services Rendered         6,000            60        11,040          --           11,100
Jul. 22/03--Exercise of Stock Option for Cash        235,000         2,350        21,150          --           23,500
Sep. 30/03--Net Loss .........................          --            --            --         (36,849)       (36,849)
                                                 -----------   -----------   -----------   -----------    -----------
BALANCE - SEPTEMBER 30, 2003 .................     2,029,884   $    20,299   $ 4,564,987   $(4,584,707)   $       579
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

(Z) In 2001, 25,500 shares of common stock, valued at $148500 and stock options to outside consultants for 69,000 shares, valued at $34,500 were issued for services.

(A1) In 2002, 12,750 shares of common stock, valued at $26,489 and stock options to outside consultants for 275,000 shares, valued at $87,555 were issued for services.

(A2) In 2003, 9000 shares of common stock, valued at $ 12, 900 were issued for services. In exercise of stock options, the company issued 235,000 shares of common stock for $ 23,500.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows



                                                        Cumulative from    For the Nine Months Ended
                                                        Aug. 14, 1985 to         September 30,
                                                          Sep 30, 2003        2003            2002
                                                          ------------        ----            ----

Cash Flows From:
OPERATING ACTIVITIES
Net Loss .............................................   $(4,584,706)    $  (36,849)      $  (27,984)
Adjustments to Reconcile Net Loss ....................          --             --               --
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization ........................       108,582          1,059             --
  Loss on marketable Securities ......................       130,741           --               --
  Expired Public Offering Costs ......................       110,000           --               --
  Cancellation of Stockholder Note Receivable ........        55,490           --               --
  Stock& Options Issued in Lieu of Cash
    for Services .....................................       882,266         12,900           26,500
  Loss on Sale of Equipment ..........................        34,144           --               --
  Decrease (Increase) in Other Assets ................        (1,161)          --               --
  Decrease (Increase) in Prepaid Expenses ............       (20,092)          --            (20,000)
  Increase (Decrease) in Accrued Expenses ............            (1)        (1,184)            (800)
  Increase in Due to Related Party ...................        23,302          1,380             --
                                                          -----------    -----------     ------------

Net Cash Provided (Used) in Operating Activities .....     3,261,435        (22,694)         (22,284)
                                                          -----------    -----------     ------------

INVESTING ACTIVITIES
  Purchase of Marketable Securities ..................      (130,741)          --              --
  Purchases of Property & Equipment ..................      (126,062)          (835)           --
  Patent License Expenditures ........................      (201,864)          --              --
  Proceeds from Sales of Equipment ...................        22,994           --              --
                                                          -----------    -----------    ------------

Net Cash Provided (Used) in Investing Activities .....      (435,673)          (835)           --
                                                          -----------    -----------    ------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Continued)


                                                    Cumulative from    For the Nine Months Ended
                                                    Aug. 14, 1985 to         September 30,
                                                      Sep 30, 2003        2003            2002
                                                      ------------        ----            ----

FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings       234,783           --             --
  Proceeds from Issuance of Stock-Public Offerings      3,150,163           --             --
  Proceeds Exercise of Warrants/Options ...........       334,733         23,500           --
Capital Contributions .............................        78,076           --             --
Net Receipts/Advances to Stockholder ..............      (100,600)          --            9,000
                                                       -----------    -----------    -----------

Net Cash Provided (Used) by Financing Activities ..     3,697,155         23,500          9,000
                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................            47            (29)       (13,284)

CASH - BEGINNING ..................................          --               76         14,114
                                                       -----------    -----------    -----------

CASH - ENDING .....................................   $        47    $        47    $       830
                                                      ===========    ===========    ===========


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                (See Accompanying Notes to Financial Statements)

                          Notes to Financial Statements
                               September 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    Notes to Financial Statements (Continued)
                               September 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    Notes to Financial Statements (Continued)
                               September 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    Notes to Financial Statements (Continued)
                               September 30, 2003

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    Notes to Financial Statements (Continued)
                               September 30, 2003

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

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. The charge for options issued in 2001 would increase the loss by $ 50,500 or $0.03 per share and options issued in 2002 would increase the loss by $130,491 or $0.08 per share. Notes to Financial Statements (Continued) September 30, 2003

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (Continued)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2001, and changes during the years then ended is presented below:



                                                                   Year Ended December 31,
                                                            2002                         2001
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------

Outstanding at beginning of year              1,327,500    $ 2.50      1,287,500        $ 2.17
Granted                                         754,000    $ 3.34        170,000        $ 7.46
Exercised                                      (265,000)   $  --         (60,000)       $  --
Forfeited/Expired                              (389,500)   $  --         (70,000)       $  --
                                         ---------------              -----------
Outstanding at end of year                    1,427,000    $ 3.33      1,327,500        $ 2.50
                                         ===============              ===========


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    Notes to Financial Statements (Continued)
                               September 30, 2003

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


                               DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  October 31, 2003        By:  /S/ VINCENT CUERVO
                               ------------------------------------------
                               Vincent Cuervo, Chief Executive Officer



Date:  October 31, 2003        By: /S/ CHARLES A. MENENDEZ
                               ------------------------------------------
                               Charles A. Menendez, President and
                               Chief Financial Officer