Form 10QSB/A
period 2003-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2003-12-05
CIK 803260

FORM 10 QSB-A

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


Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act


In connection with the Quarterly Report of Default Proof Credit Card System, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the Quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), Vincent Cuervo, Chief Executive Officer of the Company and Charles A. Menendez, Chief Financial Officer of the Company, respectively, do each certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350) that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  December 4, 2003         By: /s/ Vincent Cuervo
                                    ------------------
                                    Vincent Cuervo,
                                    Chief Executive Officer

Dated:  December 4, 2003         By: /s/ Charles A. Menendez
                                    ------------------------
                                    Charles A. Menendez,
                                    Chief Financial Officer

[A signed original of this written statement required by Section 906 has been provided to Default Proof Credit Card System, Inc. and will be retained by Default Proof Credit Card System, Inc. and furnished to the Securities and Exchange Commission or its staff upon reuest]

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  December 4, 2003        By:  /S/ VINCENT CUERVO
                               ------------------------------------------
                               Vincent Cuervo, Chief Executive Officer



Date:  December 4, 2003        By: /S/ CHARLES A. MENENDEZ
                               ------------------------------------------
                               Charles A. Menendez, President and
                               Chief Financial Officer