Form 10KSB
period 2003-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-03-29
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

                   For the fiscal year ended December 31, 2003
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]
     For the transition period from       to
                                   ------   -------

                           COMMISSION FILE NO. 0-17114

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC
                      -------------------------------------
                 (Name of small business issuer in its charter)

                 Florida                                59-2686523
                 -------                                ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                  1545 Miller Road, Coral Gables, Florida 33146
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes  X    No
   ------    ------

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

     The issuer's revenue for its most recent fiscal year was: Nil

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 4, 2002 of shares issued and outstanding of the registrant's common stock $0.01 par value as of February 25, 2004 was: 2,097,550.

CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT


In connection with the Annual Report of Default Proof Credit Card System, Inc., a Florida corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), Vincent Cuervo, Chief Executive Officer of the Company and Charles A. Menendez, Chief Financial Officer of the Company, respectively, do each certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss. 1350) that to his knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.



/s/ Vincent Cuervo
------------------
Vincent Cuervo,
Chief Executive Officer
March 29, 2004


/s/ Charles A. Menendez
-----------------------
Charles A. Menendez
Chief Financial Officer
March 29, 2004



[A signed original of this written statement required by Section 906 has been provided to Default Proof Credit Card System, Inc. and will be retained by Default Proof Credit Card System, Inc. and furnished to the Securities and Exchange Commission or its staff upon request]

                                     PART I

ITEM 1: DESCRIPTION OF PRODUCTS & BUSINESS.
        ----------------------------------


     Default Proof Credit Card System, Inc. (the "Company" or "DPCCS"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured, prepaid, stored value, gift, payroll, credit and debit cards, that are a safer lending risk for the issuers. The Company's first secured type cards were marketed under the trademark RESOURCE. Presently the Company owns patents and other intellectual property as the U.S. Patent No. 6,105,009 "The Automated Teller Machine Dispenser of Prepaid Debit Cards", "The Prepaid Debit Card Dispensed at P-O-S Terminals, U.S. Patent No. 6,405,182,and other patents pending related to prepaid debit and stored value cards.


THE COMPANY'S PATENTS AND PATENT PENDING APPLICATIONS


     On August 15, 2000 the U.S. Patent and Trademark Office ("USPTO") issued Patent No. 6,105,009 to Vincent Cuervo, J.D., Inventor, entitled "Automated Teller Machine Dispenser of Debit Cards" ("ATMDDC"). On June 11, 2002 the U.S. Patent Office granted Vincent Cuervo,J.D., inventor, U.S. Patent No. 6,405,182, both of which were assigned to the Company in accordance with the written agreements signed between the Company and the inventor. The Company has purchased all worldwide rights and licenses from it's inventor Vincent Cuervo, J.D., who is also the founder of Default Proof Credit Card System, Inc. Cuervo is also the inventor of several other patent pending applications such as "INTERNET WEBSITE PROGRAM", filed on November 29, 2001, which can be reviewed under patent pending application Publication No. 20010047342, the USPTO published the full text and image database for "CREDIT OR DEBIT CARDS OF ALL KINDS TO BE ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED". On November 21, 2002, under patent pending application Publication No.20020174016 the USPTO published the full text and image database of "Multiple Accounts and Purposes Card Method and System", the "PREPAID DEBIT CARD SYSTEM" through the Patent Cooperation Treaty with offices in Geneva, Switzerland for the worldwide protection of the Company's patents and patent pending applications priority date, and the latest application filed on January 2003 "System and Process for Debit Card Dispensing". These patent pending applications relate to various aspects of the purchase, issuance, activation, delivery and dispensing of Prepaid Debit Cards known as stored value cards, gift cards, payroll cards, cash cards, debit cards, and other similar names. These U.S. patents, and patent pending applications are continuation in part of the Company's U.S. Patent 6,405,182, and Patent
6,105,009 and are all continuation in part of patent application number 08/877,006 that was filed on June 9, 1997 and now abandoned. All of the above referenced Intellectual Property ("IP") is protected under the United States and International copyright laws, as well as nationwide and inFlorida trademark rights. RESOURCE is a Registered Trademark of the Company.

     Utilizing its proprietary Intellectual Property and the associated rights, the Company offers licenses of it's patents and patent pending applications, the prepaid debit cards to be sold via numerous innovative and traditional channels including retailers and entities, Over-the-Counter ("OTC") at stores, through the U.S. Postal Services, the Internet, etc. The Company's Intellectual Property is strong as well as efficient and will prove to be a valuable and essential element as the strong trend towards a "cashless" society continues to emerge.

     Portions of the Company' early patents relate to the Resource System. Under the Resource System, applicants who own life insurance with a cash surrender value, would assign to the Company, as collateral, the cash surrender value of their life insurance policies. In exchange, the assignor receives a line of credit equal to at least 80% of the assigned collateral to be granted by a participating bank through the issuance of a credit or a debit card, or any other credit instrument. The Company is no longer marketing the Resource System


U.S. PATENT NUMBER 6,105,009
----------------------------

     "Automated Teller Machine Dispenser of Debit Cards", ("ATMDDC") U.S. Patent No. 6,105,009 is a patented system and technology for controlled purchase, issuance and dispensing of prepaid debit cards. The consumer designs its own prepaid debit card in accordance with his/her needs and economic means, or the spending amount to be prepaid that is desired. The technology provides for actual prepaid debit cards, vouchers or coupons, to be dispensed.

     The Default  Proof's  Prepaid  Debit  Card" U.S.  Patent #  6,405,182,  the
"UBUYDEBITCARDS" patent pending, as well as the remaining patent pending applications, are essential for maximizing the potential of the ATMDDC and in the overall marketing plans of the Company.

     These prepaid debit cards do not require a previous or formal banking relationship with the issuer or sponsor. This system, and its new technology, incorporated into existing ATMs and installed as a feature in newly manufactured ATMs, will permit consumers to purchase and design a prepaid debit card from widely available ATMs by using cash, debit and/or credit cards. Market research indicate that several automated teller machine dispensers of prepaid debit cards have been manufactured and are in use in the United States of America without requesting or obtaining a company's license. More information and search is required before considering pursuing litigation for patent infringement.


ATM DEBIT CARDS DISPENSER U.S. PATENT # 6,105,009 - POTENTIAL REVENUE
---------------------------------------------------------------------

     According to CARDWEB.com trade publications and the U.S. Payment Card Information Network, "there are perhaps as many as 60 million un-banked consumers in the USA. Analysts estimate this group of un-banked consumers spend over $15 billion annually in check cashing and other financial services". Those, for a variety of reasons, such as: bad credit, divorce, students, bankruptcy, recent immigrant, etc., are unable to obtain credit, debit or ATM cards. It would be reasonable to anticipate that members of these segments should be some of the first expected to purchase prepaid debit cards. The solution points out to the prepaid debit card and or the payroll card.

     The Company's potential revenues are projections from the royalties or fees generated from licenses, and among other activities the manufacture, use, importation, sale and/or offer for sale of patented ATMs and from licenses issued to financial entities that own their own ATMs and would like to benefit by adding the many features available in this patent. An upfront fee, a fee per card purchased and transactions are among the projected future revenue income for the Company.

THE COMPANY'S PATENT NUMBER 6,405,182 AND POTENTIAL REVENUE
-----------------------------------------------------------

     "SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH POS TERMINALS" U.S. patent No. 6,405,182 is continuation in part of U.S. Patent No. 6,105,009.

     These Prepaid Debit Cards would be offered, sold, purchased, loaded and reloaded at participating licensed retailer locations, such as supermarkets, pharmacies, convenience stores, entities of any kind, as well as from merchants and retail outlets. Virtually anyone, anywhere in the world could be a purchaser of one or multiple cards. U.S. Patent No. 6,405,182, issued June 11, 2002 for the method and system of operation, involving Prepaid Debit Card Programs for a card that may be purchased at participating and licensed locations worldwide and is not linked to a bank account or any other kind of bank credit instruments.

     The Prepaid Debit Card Program while in patent pending application status, has been copied, sold, offered, and marketed under different names (like Gift Card, Payroll Card, Stored Value Card, Prepaid Card, and several others) without a license agreement with Default Proof Credit Card Systems; regardless of efforts by Default Proof to engage in license agreements with several corporations and business entities. The program, now protected under U.S. Patent Number 6,405,182, and by its CIT of U.S. Patent 6,105,009, offers the debit card without a bank relation, money transfers card to card, person to card, teenager programs, payroll, access to college students, and many other features like the re-loading and replacement of the card. This prepaid debit card will not require to be linked to a bank checking account, and may be reloaded and replaced if lost.

     This global prepaid debit card may be easily and conveniently purchased, loaded or prepaid at the counter of any participating merchant or retailer utilizing their existing Point-of-Sale ("POS") terminals or cash registers. This dynamic card will offer a wide variety of uses and global applications, as well as, several unique advantages that will benefit issuers, users, and merchants.

     The acceptance and growth of the prepaid debit cards has been well established with the higher volume merchants who are accepting PIN or signatures transactions. On December 1st, 2003 Wal-Mart Stores, Inc., the world's biggest retailer announced that as of February 1, 2004 will only accept debit cards with a personal identification number, or PIN.

     Consumers receiving, shopping and/or prepaying, the DPCCS prepaid debit cards will have the opportunity to select and design their cards with features that would be unique to it, including the line of credit amount, which may be associated to the "twin, or multiple cards" feature as an inexpensive and convenient way to secure money transfers. Prepaid debit cards, soon may be designed and obtained over the Internet by accessing the "Internet Prepaid Debit Card Website Program" that should be available in the near future. The Intellectual Property associated with this method simplifies the purchase, issuance, dispensing and activation of the debit cards, gift cards, payroll cards, money transfer cards, and all prepaid cards, regardless of denomination.

     These transactions would be performed on the Internet at the Company's HTTP://UBUYDEBITCARDS.COM and HTTP://MEMBERS.AOL.COM/DPCCSYSTEM/ web sites as soon as the "The Internet Prepaid Debit Card Program" patent pending application receives a Notification of Patent Allowance from the Patent and Trademarks Office. This prepaid debit card, purchased over the Internet, may be dispensed at ATM (ATMDDC, U.S. Patent No.6,105,009) at a location convenient to the purchaser,(or user if different). At present, plans provide that the card purchased through the Internet Prepaid Debit Card Program, patent pending, or would be picked up at any branch of a participating bank or retail store, or to be mailed. UBuyDebitCards.com should provide the solution to securing a prepaid debit card. There is no assurance that a patent, related to this patent pending application, will be issued. Nevertheless, the probability of issuance is increased by the fact that it is also a continuation-in-part of the Company's U.S. Patent No. 6,105,009.


     The Company expects that the licenses for its U.S. Patent No. 6,405,182 that will allow the offering and selling of cards at merchant's registers will consist of an upfront amount per licensee agreement, a small fee per card transaction or per card issued.

     The entire method and process is described and referred to in the "Products" section at "The Over-The-Counter Prepaid Debit Cards" and it may be viewed visiting HTTP://MEMBERS.AOL.COM/DPCCSYSTEM/ and/or at the both websites of the Company.

     None of DPCCS' prepaid debit cards require previous banking affiliation or maintenance of a checking, savings account or any other bank credit related service.

     A licensed retailer, as well as a financial institution may offer and issue the prepaid debit cards. The issuers will also serve as the depository for the prepaid funds that represent the stored value in the cards. The issuers and the processors will also be responsible for payments of charges made by the consumer for merchandise and services purchased with the card.


PENDING PATENT APPLICATIONS
---------------------------

     "Internet Website Program" is a patent pending application and continuation in part of U.S. Patent No. 6,105,009. The patent pending application "Internet Website Program" for the purchase, issuance, activation and delivery of prepaid debit cards was filed as a continuation-in-part of U.S. Patent No. 6,105,009. This application illustrates, in detail, fourteen (14) claims which are related to prepaid debit cards to be purchased by means of e-commerce transactions on the Internet.

     By accessing the Company's web site, WWW.UBUYDEBITCARDS.COM, internet applicants will soon be able to apply for a self designed, prepaid debit card for any dollar amount and/or in any currency. Among its many and varied uses, the card may be generated with a "twin" card for the safe transfer of funds, to purchase merchandise or services by more than one user, or for any other purpose.

     International Patent Application: The Patent Cooperation Treaty (PCT) application was filed by the Company to secure the International Priority Claim for the prepaid debit card pending applications. The countries selected are Canada, Mexico, Great Britain, Germany and Spain.

     On June, 2001, the patent application for "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED" was filed. On November 29, 2001 the PTO published this application under Patent Pending Application Publication No.0010047342.

     Presently some retailers and service providers offer discounts, rebates or cash rewards only to their own cardholders. Major marketing efforts will be directed toward those retailers and service providers, offering them the opportunity to extend the same discounts and benefits to the cardholders of these debit cards when issued.

     On November 21, 2002 the U.S. Patent and Trademarks office published another of DEFAULT PROOF CREDIT CARD SYSTEM Inc. patent pending applications, "Multiple Accounts and Purposes Card Method and System". It relates to a single card with a choice to be used in one or as combination of operative accounts available, such as a prepaid debit card, a bank card, an ATM, "Smart", Stored Value Card, a Gift Card, a Check Card, a Cash Card, a Debit Card or a Credit Card.

     On January 15, 2003 the application number 10/342,991 was filed as a continuation in part of U.S. patent Numbers 6,405,182 and 6,105,009, this application entitled "System & Process For Debit Cards Dispensing" is on patent pending status at the PTO. The described Company's patents and patent pending applications represent the methods and systems to solicit, purchase, deliver, activate and/or dispense prepaid debit cards. There is no assurance that any of the above mentioned patent pending applications will result in a grant of the related issued patent.


INDUSTRY OVERVIEW
-----------------

     Quoting: " The Perfect Present Is a Thing of the Past. The Gift Card Is the Future". By Libby Copeland, Washington Post Staff Writer Saturday, December 21, 2002; Page C01

         It is not, in short, a gift card.

     Gift cards -- those high-tech gift that are everywhere now -- are, by the standards of the Perfect Christmas Gift, a cop-out. The gift card says, I have no idea what to get you, except you seem like a Gap kind of guy. Or it says, I just don't want to be wrong. The gift card ventures into the perilous terrain of cold, heartless cash. It is a sign of the growing materialism of a holiday that once meant much more.

     Or so the argument goes, but perhaps the argument contains a fallacy. We'll get to that in a moment.

     There's more than one way of looking at gift cards, which seems important to consider given that they're not going away. Increasingly popular with marketers and customers, gift card sales this year is estimated. to hit in the neighborhood of $45 billion -- are up 20 percent from last year. Unlike gift certificates, gift cards are credit-card-looking things that fit easily in wallets". End of Quote.

     As further evidence of this strong trend away from credit towards debit, the largest POS debit networks including Concord EFS, VISA, CIRRUS, STAR,
Interlink, Pulse and others, all continued reporting substantial gains in transaction volumes in 2003. During the past year major retailers, led by Wal-Mart, have been emphasizing PIN-based debit card transactions because charges from the processing network to the merchant are lower when a consumer utilizes a PIN. Next February 1, 2004 the payment industry will cross an important mark when Wal-Mart Stores Inc., the nation's largest retailer will stop accepting Master Card debit transactions.

     Quoting portions of the article by Ed McKinley, "Prepaid Gift Cards: Wild Growth Spurt Far from Finished": "Legions of retailers are finding prepaid gift cards too hot not to handle. As of early March, 70% of Americans had heard of gift cards, up from 15% a year ago. As recently as 1998, the cards were virtually unknown."

     Use is burgeoning, too. By now, over 70% of the population has used prepaid gift cards, compared to 55% last year, according to a telephone survey of 1,000 persons in all nine U.S. Census Bureau Market Regions. And from Card Marketing:
"Consumers who buy gift cards aren't cheapskates. Purchasers spent an average of $250 last year, up by $45 from the previous 12 months. In many cases, people bought more than one card".

     Gift cards continue to increase store traffic. About 60% of recipients needed more than one trip to the store to use up the value stored on a gift card.

     Most gift card buyers based their purchase decision on planning, not impulse. A total of 75% say the purchases were planned. Men were more likely than women to buy gift cards on impulse. While 16% of men attributed their gift card purchases to impulse, just 2% of women did. Gift cards increase incremental sales. Among survey respondents 61% indicated that they spent more at the store than the value of the card.

     The Standard Register people agreed that gift cards offer retailers advantages over paper gift certificates. With paper certificates, cashiers hand the recipient the change. With stored-value cards, the unspent funds remain on the card, ready for the next shopping trip.

     Another significant growth market being targeted by DPCCS is teenager spending. The general opinion is that a PIN and security information available to protected a prepaid debit card is particularly well suited for this application. Among its many features, the Company's proprietary technology consists of some highly suitable parental control functions.

     Debit Cards are now the second most popular form of payment (second to cash), and since 1993 there is a large number of debit cards linked or related to bank checking accounts in the hands of consumers who are also paying for transactions with this bank account linked debit card. Charges by the card reduces the balance in the checking account of the cardholder. The prepaid debit card programs of Default Proof are not related to any bank account or other credit instrument.

     According to the news media, in 2003, about well over 26 billion transactions were carried out at ATMs and 60 percent of consumers report using ATMs (source: Bank Technology News), the Company's patent pending application "The Internet Prepaid Debit Card Program" (ubuydebitcards.com) would be a complement of its prepaid debit card program.

     The retailers and financial institutions should be licensed by DPCCS to issue, offer and sell the patented O-T-C Prepaid Debit Cards or any other
Company's patented product. Industry statistics strongly support Default Proof belief that stored value prepaid debit cards are the most exciting, rapidly growing segment of the entire "charge card" industry. The Company's patented prepaid debit card products offer vastly improved functionality. The Company's product is one that is not related to a checking account or any other bank affiliation or credit instrument; Default Proof prepaid debit card does not have limited functionality electronically, geographically or economically.

     A Payroll Prepaid Debit Card is a convenient and cost-effective alternative to traditional paper paychecks. Each employee is issued a payroll card, in the form of an ATM card, a Cash Card, etc. Each payday, payroll is transferred directly to each employee's card. Employees can then shop with the card wherever prepaid cards, debit cards, credit cards, ATM, Bank, or Cash Cards are accepted.

     The Payroll Prepaid Debit Card allows employers to deliver payroll deposits or commission payments to employees who may not have an existing banking relationship or who prefer to receive their pay outside of an existing financial institution account. Issuers can also opt for the STAR-branded MasterCard(R)/Visa(R) payroll card to give cardholders the same type of access they have with signature debit cards.

     The Company's Intellectual Property under its U.S. Patent Number 6,405,182 features the Payroll accounts that can be reloaded via EFT or by the standard direct deposit process, and participate in all activities been offered today. The Payroll Card offers the employers significant cuts in their payroll expenses. It will virtually eliminate replacement of stolen or lost checks thus reducing check fraud.

   According to the American Payroll Association:


     As much as 35% of the U.S. population does not have a bank account. More than four million paychecks are lost or stolen each year. Cost of lost paycheck replacement are estimated at $48 million annually. Companies can save up to $1.25 per payment using electronic disbursement instead of checks, as per WWW.DIRECTDEPOSIT.ORG


     The chance of having a problem with a check is 20 times greater than with Direct Deposit, as per WWW.DIRECTDEPOSIT.ORG Studies show that employees may spend the equivalent of three work days each year just going to the bank, www.directdeposit.org.


ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

     The Company's  executive  offices  consisting of  approximately  750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146, the landlord is Vincent Cuervo, J.D., who hasn't charged or received payment for the space occupied by the Company since March 1995. Furniture, general office equipment, several computers, printers, fax, scanner. Telephone number: (305) 666-1460; Fax Number:(305) 665-3462. E-Mail: DPCCSYSTEM@AOL.COM - Website: htt://members.aol.com/dpccsystem/ and WWW.UBUYDEBITCARDS.COM. The Company owns these domain names: ubuydebitcards.com-resourcedebitcards.com-OTCprepaid debit cards.com.

THE PATENTS PENDING STATUS
--------------------------

     The patents pending application are waiting for the U.S. Patent and Trademark Office to grant the patent Notices of Allowance for each one of them, which should be followed by the issue of their corresponding U.S. Patent certificates.

     For the International patent pending application the Company determined the following countries that will be included in the patent when issued, Mexico, Canada, Germany, Great Britain and Spain. There is no assurance that related patents will be granted on all or any of the above mentioned patent pending applications, however, since all are continuation in part of the Company's US Patents numbers 6,105,009 and 6,405,182 we keep favorable expectations. The three other patent pending applications are going through the usual process at the U.S. Patent and Trademarks Office.

     There is no assurance that the Company's patent pending applications will become patents.

OWNERSHIP OF THE PATENTS AND PATENT PENDING APPLICATIONS
--------------------------------------------------------

     As per previous agreements and assignments the Company holds the full worldwide ownership of all the U.S. Patents issued to Vincent Cuervo, J.D., and those related to patent pending applications filed by Vincent Cuervo up to the date of this 10 KSB, December 31, 2003, if they are under agreement between the Company and inventor Vincent Cuervo. There is no assurance that all or any of these patent pending applications will receive patent allowance.

     Patent Assignments have been filed at the U.S. Patent and Trademark Office for U.S. Patents numbers 6,405,182 and 6,105,009.under the Employment Agreement executed between the Company and Vincent Cuervo, J.D. on August 1986 filed with the Securities and Exchange Commission Registration Statement Under the Securities Act of 1933, and since renewed every five years and in force, there have never been exclusions, limitations, conditions, discussions or waivers over Vincent Cuervo, J.D. absolute ownership and freedom of disposition of his inventions, creations or developed ideas, filed, registered or converted into patent applications from which patents, trademark registrations, copyrights or other type of national or international rights he can, and has become recipient, as well as the right of Vincent Cuervo, J.D. to dispose of the intellectual property created and owned by him in whatever manner and to whom he may decide to sell, lease or license this intellectual property.

     Vincent Cuervo has always offered, and keeps offering the first right of refusal to the Company in exchange for Stock Option Grants. Vincent Cuervo when discussing the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, never took into consideration the price of the shares at the time the Stock Option was granted, which in most instances the price was at "a penny for the lot" or one or two pennies per share.

     Furthermore, on those patent pending applications which are under agreement between the Company and the Inventor Vincent Cuervo, the stock options will only be granted to Cuervo if both Cuervo and the Company ratify the existing agreement between them, and if a notice of patent allowance is issued by the PTO and received by the Company. Some Patent pending applications not mentioned in this filing and specially in this item above, are still subject to future agreements between him and the Company.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

     The Company is involved in material litigation and it is aware of potential claims that would give rise to material liability.

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

     On August 2002 the Law Firm began addressing VIA Fed Ex a few national retailers proposing to them, in full settlement of any claims, a simple non-exclusive license agreement that will fully release them from liability under inventor Cuervo's patents.

     Obviously, the Company would very much like to amicably and promptly resolve all issues through a settlement, rather than through litigation.

     Most, if not all, the letters were answered, some of the recipients have requested additional input, some have asked for copies of the patents, and others have asked for a copy of the license agreement for their consideration.

     On January 15, 2003 the Niro, Scavone, Haller and Niro, Law Firm on behalf of the Company filed a lawsuit. The Company contends in the lawsuit filed in federal court in Miami, Florida that Home Depot, Wal-Mart, Sam's Club and Starbucks are infringing on it's patent for the system that dispenses prepaid debit cards. The lawsuit filed in U.S. District Court in Miami claims that the corporate giants are all violating its patent by dispensing prepaid debit cards without paying a licensing fee to the Company.

     The  company  is  demanding   "adequate"   compensation   for  the  alleged
infringement, a permanent injunction prohibiting further infringement and attorneys fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     No matters were submitted to a vote of the security holders during the twelve months ended December 31, 2003.

                                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
------------------------------------------------------------------

     The Company's common stock is traded in the over-the-counter bulletin Board market and prices are quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market, the OTC:BB under the Symbol "DPRS".

     The following table sets forth the high and low bid information for the Company's common stock monthly during 2003. The quotations provided below reflect inter-dealer prices, without mark ups, mark downs or commission and may not represent actual transactions.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

FISCAL 2003    HIGH     CLOSE       FISCAL 2002            HIGH     LOW
-----------    ----     -----       -----------            ----     ---

02/03/03       1.60      1.60            02/02/02          4.75     4.75
03/03/03       1.60      1.35            03/01/02          3.80     3.80
04/07/03       1.35      1.65            04/01/02          4.00     4.00
05/05/03       1.90      2.48            05/01/02          5.75     5.75
06/02/03       1.60      1.50            06/04/02          4.55     4.55
07/07/03       1.45      1.45            07/06/01          4.25     4.25
08/04/03       1.25      1.50            08/05/02          4.00     4.00
09/02/03       0.60      0.60            09/06/02          2.85     2.85
10/06/03       0.65      0.65            10/01/02          2.45     1.85
11/03/03       0.70      0.70            11/07/02          1.50     1.50
12/01/03       0.75      0.75            12/02/02          3.25     3.25
12/31/03       0.60      0.60            12/28/02          1.75     1.75

     On December 31, 2003 the Company had approximately 643 holders of record of the Company's common stock. A number of those shareholders are brokers and other institutions holding shares in "street name" for one or more than one beneficial owner.

DIVIDENDS
---------

     The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The dividend payment will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
          ------------------------------------------------------------

     2003 was an intense year for Default Proof Credit Card System. We couldn't accomplish the targets that we were looking for but we did fulfill an unavoidable one.

     On January 15, 2003 the Niro, Scavone, Haller and Niro, Law Firm on behalf of the Company filed a lawsuit, the Company contends in the lawsuit filed in federal court in Miami, Florida that Home Depot, Wal-Mart, Sam's Club and Starbucks are infringing on its patent for the system that dispenses prepaid debit cards. Claims in a lawsuit filed in U.S. District Court in Miami that the corporate giants are all violating its patent by dispensing prepaid debit cards without them paying the Company a licensing fee for selling the cards.

     The company is demanding "adequate" compensation for the alleged infringement, a permanent injunction prohibiting further infringement and attorneys fees and costs. On July 17, 2003, under the Court orders mediation between the Plaintiff and Defendants took place at Coral Gables, Florida during which the defendants served the Plaintiff an unexpected Motion for Summary Judgment. The Court Ruling on the motion for Summary Judgment is expected early in 2004. The result is of vital importance for the Company's future and stability.

     The pending litigation has been the primary reason for the lack of marketing and business activity. Retailers and other marketers of the prepaid debit card, have been awaiting for the outcome of the litigation developments.

     The Company continues to be fully committed to entering into Licensing Agreements with all interested and qualified parties, including those who have ignored the "Patent Pending" disclosures that have been printed as a warning on all of our marketing material, website pages, on Non Disclosure Agreements , on brochures marked confidential used for presentations, and even with those who have marketed as their own flagrant copies of our programs, as well as with those interested in starting-off with one or more of the Default Proof programs.

THE COMPANY
-----------

     The Company's operations commenced in 1986 with the licensing of the default proof method and system, all patents, and other proprietary rights to the system, and the right to use the registered trademark Resource from the Company's President.

     Since inception, the Company has invested approximately $121,000 in developing computer software, acquiring computer hardware, and paying for technical support for the operation of the Resource System. The Company has expended more than $467,000 for advertising in newspaper, television, in production of video tapes, brochures, printed material, personal officers' travel expenses to make presentations, and applications which were distributed through the mail and as "take ones" on various stores and businesses.

     Patents filing fees, applications, Patent's attorneys legal fees, travel to the Patent and Trademark Offices in Washington, D.C., maintenance patent fees, were close to $236,000 of the Company general expenses. Expenses were well over $345,000 in developing the Resource System, the ATM, Internet, and Prepaid Debit Card Programs. Until 1993, the Company also spent over $ 1,000,000 in litigation vs State Street Bank and Trust Company (State Street Bank), vs American Express over the use of the Company's RESOURCE registered trademark, in Securities and patent attorneys legal fees, and other legal and C.P.A.'s fees, patent attorneys, and patent application fees.

     The State Street Bank trade secrets violation litigation forced the Company to attempt to raise capital in order to implement a new strategy that involved the consideration of the possible purchase of its own bank. The litigation was settled in 1993, after almost five years, draining the Company of economic resources.

     Present intellectual property along with new marketing will allow the Company to offer the ATM and its valuable Prepaid Debit Cards Programs to merchants and retailers who will be licensed to offer, sell, and distribute prepaid debit cards under U.S. Patents No.6,405,182 and 6,105,009. Fees and income revenue should be expected after the pending litigation ends.

EMPLOYEES

     The Company isn't a manufacturing corporation, no products are manufacture by Default Proof Credit Card, Inc., its main source of revenue would be originated by the royalties and fees earned from the licenses sold. Its is expected than soon the Company would require administration personnel for office and daily duties, and added in time as the growth demand. As of this date, the Company has five employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary, and Charles A. Menendez, C.P.A, newly appointed President and C.F.O.

ITEM 8   FINANCIAL STATEMENTS
         --------------------
                                    CONTENTS
                                                                   PAGE
                                                                   ----

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

                  BALANCE SHEET.....................................F-3

                  STATEMENTS OF OPERATIONS..........................F-4

                  STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY......F-5-F-10

                  STATEMENTS OF CASH FLOW...........................F-11

         NOTES TO FINANCIAL STATEMENTS..............................F-12-F-17


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING  AND FINANCIAL DISCLOSURE
         ------------------------------------------------

     On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A., 1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants. Joel S. Baum, CPA, and his Company have audited the Company's Consolidated Financial Statements for the years 1999, 2000, 2001, 2002, and they remain as the Company CPA Auditors.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         ----------------------------------------------------------

         The directors and executive officers of the Company are as follows:

                  Name                               Age               Position
                  ----                               ---               --------

Vincent Cuervo, C.E.O.                               74                Director
Charles A. Menendez, President,CFO                   73                Director
Ciro B. Sosa, Vice President                         76                Director
Jose E. Aguirre                                      44                Director
Pedro P. Llaguno, Vice President                     73                Director

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors to serve at the discretion of the Board.

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

     CIRO B. SOSA has been a Vice-President and a Director of the Company since January 1986. Since 1964, Mr. Sosa has been the successful owner and operator of Futura Advertising, an advertising agency located in Coral Gables, Florida.

     PEDRO P.LLAGUNO has been Secretary and a Director of the Company since January 1986. Since 1977 Mr. Llaguno has been an attorney at Law and very active and successful in his practice.

     CHARLES A. MENENDEZ, C.P.A., appointed unanimously by the Board of Directors on December 6, 2002 as President and CFO. For 22 years the Assistant Administrator and Controller of South Miami Hospital, Miami, Florida, and for over 19 years, a successful Certified Public Accountant with offices in Miami-Dade County, Miami, Florida.

     JOSE E. AGUIRRE, for the last five years rendering several valuable jobs, bringing counseling and help to different projects and developments of the Company. For over thirteen years, an executive of Cordis Corp., now a wholly owned corporation of Johnson & Johnson.

     Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

     There is a family relationship between two of the Company's directors or executive officers: for the last 20 years, Mr. V. Cuervo has been the father in law of Jose E. Aguirre.

     During the last ten years none of the following events occurred with respect to any executive officer or director of the Company:

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

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

     General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2002 exceeded one hundred thousand dollars.


                           SUMMARY COMPENSATION TABLE


                                           LONG-TERM COMPENSATION
                                         -----------------------------------
                       ANNUAL COMPENSATION            AWARDS         PAYOUTS
--------------------------------------------------------------------------------------------
(A)          (B)    (C)     (D)        (E)        (F)         (G)      (H)         (1)
NAME                                  OTHER                 SECURITIES
ANDCOMPEN-                            ANNUAL   RESTRICTED   UNDER
PRINCIPAL                             COMPEN-  STOCK        LYING      LTIP     ALL OTHER
POSITION      YEAR   SALARY   Bonus   SATION   AWARDS       OPTIONS / PAYOUTS   COMPENSATION
                       ($)      ($)     ($)      ($)        SARS($)    ($)      ($)
--------------------------------------------------------------------------------------------
V.CUERVO,CEO  2003      0        0        0        0            0         0         0
V.CUERVO,CEO  2002      0        0        0        0            0         0         0



                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------

(a)                  (b)              (c)                   (d)                   (e)
                                                               NUMBER OF
                                                               SECURITIES        Value of
                                                               UNDERLYING        UNEXERCISED
                                                               UNEXERCISED       IN-THE-M
                                                               OPTIONS/SARS      OPTIONS/SAR AT
                                                               FY-END ($)        FY-END ($)

                    Shares Acquired                           Exercisable/       Exercisable/
Name       On Exercise (#)    Value Realized ($)              Unexercisable      Unexercisable
----       ---------------    ------------------              -------------      -------------

V.CUERVO     235,000          $  335,000                    225,000x1.50=337,500/



ITEM 12. SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS
         AND MANAGEMENT
         --------------------------------------------------

     The following table sets forth information on early January 2002 and at February 5, 2003 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and (iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

NAME OF BENEFICIAL   AMOUNT AND NATURE OF          PERCENTAGE OF
      OWNER           BENEFICIAL OWNERSHIP     OUTSTANDING SHARES OWNED
------------------   ---------------------     ------------------------

VINCENT CUERVO
Miami, FL 33143                895,291                44.31%

CIRO B. SOSA
Miami, FL 33134                 23,476                 1.35%

PEDRO P. LLAGUNO
Miami, FL 33145                 44,000                 2.29%

JOSE E. AGUIRRE
Weston, FL 33327                11,000                 0.03%

CHARLES A. MENENDEZ
Miami, FL 33243                 12,000                 0.03%

OFFICERS/DIRECTORS,
AS A GROUP                     986,667                48.01%

     The Company is not aware of any arrangements that may result in a change of control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           -----------------------------------------------

     On November 1997 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the ATM Debit Card Dispenser, patent pending, filed with the US Patent and Trademark Office, Washington, D.C. earlier in 1997. Under the understanding agreements between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo on issued patent no. 6,105,009, 225,000 Stock Option Shares of the Company's Common Stock $0.01 par value per Share at an exercising Option Price of $1.50 per share.

     On the Special Meeting of the Company's Board of Directors that took place on October 2, 1998, an agreement was unanimously approved between Vincent Cuervo and the Company regarding the amount of money, the result of the numerous loans, at no interest, made by V. Cuervo to the Company, providing with them the funds to satisfy Company expenses and providing the continuity of its operations and existence. It was approved that Vincent Cuervo will have the choice of demanding the full payment in cash, or to be issued in his name one Common Stock $0.01 (post split) par value per share for each one dollar the Company owes him at the time he demands payment.

     On December 1998 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the INTERNET WEBSITE PROGRAM, (WWW.UBUYDEBITCARDS.COM), patent pending application filed by Vincent Cuervo at his expense with the US Patent and Trademark Office, Washington, D.C. and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 300,000 Stock Option Shares of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office the Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application has been allowed and subsequently a related Patent will be issued. There is not assurance that the related patent will be granted.

     If the U.S. Patent and Trademark Office does not issue the related patent(s) and the agreement is not ratified by both parties, the Company will not issue the shares and the stock option grant will be void and null. There is no assurance that the U.S. Patent and Trademark Office will grant the patents on any or all of the patents pending.

     On May 19th, 2000 the Company acquired from Vincent Cuervo, all the worldwide rights, licenses, and ownership of the SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH MERCHANTS POS TERMINALS (The OTC Prepaid Debit Card), patent pending application filed with the US Patent and Trademark Office, Washington, D.C. by Vincent Cuervo at his expense, and continuation in part of US Patent 6,105,009. Under the agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 500,000 shares of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office the Notice of Allowance notifying Vincent Cuervo and/or the Company that its patent application was allowed and subsequently a related Patent to this patent will be issued. On this day U.S. Patent No.6,405,182 have been issued it is now the property of the Company and the stock option grant exercised in full by Cuervo.

SECURITIES  OUTSTANDING
-----------------------

     The Company has 2,500,000 authorized shares of $0.01 par value common stock (the Shares). As of February 25, 2004 there are 2,097,550 Issued and outstanding shares, of which 986,667 are restricted shares.

     The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

STOCK OPTIONS
-------------

     The following are the non-qualified Stock Options Grants issued:

     On August 2, 1993 the Company issued to its principal stockholder Dr. Vincent Cuervo and to one of its officers, Pedro P. Llaguno, Esquire, Stock Options to purchase stock of the Company's Common Stock $0.01 par value. Vincent Cuervo to purchase 7,000 shares, and Pedro P. Llaguno 2,000 yearly for a term of five years, all exercisable during the following five years from the date of each Stock Option annual grant date. The Stock Option prices range from $0.50 to $1.75.

     The Stock Option issued on August 2, 1993 to both, Vincent Cuervo and Pedro
P. Llaguno, were not exercised on August 2, 1998, their expiration date and were forfeited and canceled.

     2,500 stock options have been exercised and the remaining outstanding awards continue to be exercisable as of December 31, 2000.

     On February 1995, the Company issued to its principal shareholder Vincent Cuervo and to one of its officers P. P. Llaguno, Stock Options to purchase stock of the Company's Common Stock, $0.01 par value, every year for a term of five years: Vincent Cuervo, to purchase 20,000, and Pedro P.Llaguno Esq., 15,000 which will be exercisable for a term of five years from the date of each Stock Option annual issue date.

     The Stock Option exercising prices will be: $0.10 and $0.15 per share respectably, 15,000 stock options have been exercised and the balance of the outstanding awards continue to be exercisable as of December 31, 2002.

     On July 17,1998, the Company issued to its principal shareholder Vincent Cuervo and to one of its officers P. P. Llaguno, Stock Options to purchase stock of the Company's Common Stock, $0.01 par value, every year for a term of five years: Vincent Cuervo, to purchase 20,000 shares, and Pedro P.Llaguno Esq., 5,000 shares all of the Company's Common Stock $0.01 par value per share which will be exercisable for a term of five years from the date of each Stock Option annual issue date. The Stock Option exercising price will be $0.14 per share. No stock options have been forfeited or exercised and all outstanding awards continue to be exercisable as of December 31, 2002.

     On June 29,1999 on a Special Meeting of the Company's Board Of Directors, David J. Koss, newly appointed President and Chief Financial Officer, was granted 25,000 Stock Option to purchase Shares of the Company's Common Stock, $0.01 par value each year for four years at an exercise price of $0.38 per shares. David J. Koss will receive the Option Shares each year up to, and until such time as he would cease providing services to the Company for whatever reason, including the year in which his services to the Company are terminated. The Option Shares shall be deemed "restricted stock" pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

     During 2001 Stock Option Shares in the amount of 170,000 were granted. Recipients were Rosa Scavo, Esq., Jose E. Aguirre, Pedro Emilio Llaguno, David
J. Koss, and J. Sanchelima, Esq. for past present and future services to the Company.

     During 2002 the Company issued these non-qualified Stock Option Grants: On July 2002 to David J. Koss, at that time President and CFO 200,000 Stock Opton Shares; to Pedro P. Llaguno; to Jose E. Aguirre 80,000, and to Ciro B. Sosa 80,000 Stock Option Shares to each one othem, and to Maria T.C. Schafer 25,000 shares. All these stock option shares at the stock option exercising price of $4.00 per share. Also, on November 22, 2002 on the acceptance of he appointment of Charles A. Menendez as Company's President and CFO, he was issued 2,000 shares of the Company's Common Stock, $0.01 par value and a non-qualified Stock Option Grant for 24,000 shares of the Company's Common Stock $0.01 par value, at the stock option price at the stock closing price on the date of the stock option granted, $1.77 per shares, 11/22/02.

     All the above Stock Option shares are Company's Common Stock $0.01 par value per share. With the exception of the new (consolidated) "Replacement Stock Option Grant" issued to Mr. Koss in accordance with the October 4th, 2002 Termination Agreement. Most of the above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options exercisable in the termination year but before the termination date will be exercisable.

     All of the options are deemed "restricted stock" pursuant to Rule 144 of the Securities Act of 1933 as amended. During 2003 there were 74,500 Stock Option Shares that were not exercised, consequently void.

SECURITIES TRANSFER AGENT
-------------------------

     The Transfer Agent for the Company's Securities is the same: Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     On January 16, 1999 offered to David J. Koss the issued of 10,000 of the Company's Common Stock at $0.01 par value per share, half of the amount on that date the balance ninety days later and subject to his continue cooperation, work and dedication. On 1/16/99 the Company issued half of the amount, 5,000 shares of the Company's Common Stock $0.01 par value per share to David J. Koss, The shares were deemed restricted shares.

     On April 15, 1999 the Company issued the balance of the total amount offered in 1/16/99, 5,000 shares of the Company's Common Stock $0.01 par value per share to David J. Koss, for his continue present and future dedication to the Company and his interest in its growth. The shares were deemed restricted shares.

     On January 11, 2001 the Company issued 14,000 restricted shares of the Company's Common Stock $0.01 par value per share to Francisco de Monteverde and Benito de Lugo in payment for their continuous services, interviews with officers of the Spain Banking Industry, traveling and entertainment at their own personal expenses to several meetings during the last four years, and including the valuable service of having the Company's programs translated into Spanish (Castilian) printing and copying those in floppies, and CDs.

     On July 30, 2001 the Company issued 3,000 shares to Maria T. C. Schafer, Webmaster; 5,000 shares to David J. Koss, President, and 1,000 shares to Robert
A. Schreiber, Esquire, all of these shares were Company Common Stock $0.01 par value per share and deemed restricted.

     On November 22, 2002 the Company issued 5,000 shares to Ana M. Cuervo for developing investors interests with South American prospects throughout the past three years, and 5,000 to Pedro Emilio Llaguno for his continued assistance in the updating and maintenance of the Company's Computers hardware and software, and the above mentioned 2,000 shares to Charles A. Menendez, all restricted shares.

     All the shares are Company's Common Stock, $0.01 par value per share, and they are all in payment for these individuals past, present, and continued services to the Company.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES,
         EXHIBITS AND REPORTS OF FORM  8-K
         ----------------------------------

Audit Fees.
-----------

The Aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of he financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $4,000 and $3,900, respectively. Audit Related Fees. For the years ended December31, 2003 and 2002, the Company incurred fees to auditors of $1,200 and $1,200 for audit related fees, respectively.

All Other Fees.
---------------

The aggregate fees billed by auditors for service rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal year ended December 31, 2003 and 2002 were $5,200 and $5,100, which fees primarily related to the Company's tax return.

The Board of Directors has considered whether the provision of no-audit services is compatible with maintaining the principal accountant's independence

         EXHIBITS:
         ---------

          3.1* Certificate of Incorporation of Registrant

          3.2* By-Laws of Registrant

          4.1** Form of Certificate evidencing Common Stock, $.001 par value

          4.2**Form of  Redeemable  Common Stock  Purchase  Warrant (1988 Public
               Offering)

          4.3**Form of Warrant  Agreement  between  Registrant,  the Underwriter
               (Normandy Securities, Inc.) and Continental Transfer and Trust Company. (1988 Public Offering)

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


          10.6**Employment Agreement between the Company and Hugh Vanhoose.

          10.7**Sales Agreement between the Company and James Branam Jr.

          10.8**Form of 1988 Stock Option Plan.

          14****Material  Foreign  Patents - Notice of Allowance for Patent from
               Canada's Consumer and Corporate Affairs.

          28****Minutes of Special meeting of the Board of Directors of Default Proof Credit Card System, Inc. for January 9, 1990

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

The Exhibits described above are incorporated by reference here: Incorporated by reference to the Company's Annual Report on Form 10KSB, file No.33-9185A for the fiscal year ended December 31, 1999.

FORM 8 - K
----------

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

Date of Report (Date of earliest event reported):
                                February 1, 1999

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         FLORIDA                                     0-17114
         -------                                     -------
(State or other Jurisdiction                   (Commission File No.)
Of Incorporation or Organization)
                                   59-2686523
                                   ----------
                     (I.R.S. Employer Identification Number)

         1545 Miller Road  Coral Gables, Florida             33146-2309
         ---------------------------------------             ----------
         (Address of Principal                               (Zip Code)
         (Executive Offices)

         Registrant's Telephone Number, including Area Code:  (305) 666-1460
                                                              --------------

ITEM 5. Registrant's Reverse Stock Split of Corporation's Common Stock Shares
        ---------------------------------------------------------------------

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

                                   FORM 8 - K

                                 CURRENT REPORT

               PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported): February 12, 2000


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          FLORIDA                                     0-17114
          -------                                     -------
(State or other Jurisdiction                   (Commission File No.)
Of Incorporation or Organization)

                                   59-2686523
                     (I.R.S. Employer Identification Number)

         1545 Miller Road Coral Gables, Florida         33146-2309
         --------------------------------------         ----------
         (Address of Principal                          (Zip Code)
         Executive Offices)

         Registrant's Telephone Number, including Area Code: (305) 666-1460

     The Board of Directors of Default Proof Credit Card System, Inc. (OTC-BB:DPRS) on this Extraordinary Meeting held today February 12, 2000 approves this unanimously resolution terminating the services of Infante, Lagos and Company as the Company's certified public accountants who were responsible for the preparation and completion of Default Proof Credit Card System, Inc. for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th, 2000. The reason for this change is their expensive fees and charges at times when the Company could not afford such expenses.

     At this above mentioned Meeting of the Board of Directors, it was also Unanimously approved, effective February 11th., 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite 209, Coral Spring, Florida 33071. The new certified public accountants firm will be responsible for the audit of the balance sheet and financials of Default Proof Credit Card System, Inc., for the year ending on December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The new engaged certified public accountants, while promising the same quality services, offered reasonable and accessible cost to the Company.

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

RESOLVED:

     The Board of Directors of Default Proof Credit Card System, Inc. (OTCBB:DPRS) on this Extraordinary Meeting held today February 11, 2000, approved this unanimously resolution terminating the services of Infante, Lago and Company as the Company's certified public accountants who were responsible for the preparation and completion of Default Proof Credit Card System, Inc., for the year ended December 31, 1998 audited balance sheet and financials filed on 1999. The end of their services to be effective on this February 11th 2000. The reason for this change is their expensive fees and charges at times when the Company could not afford such expenses. On this above mentioned Meeting of the Board of Directors, it was also unanimously approved, effective February 11th, 2000 the engagement agreement with Joel S. Baum, C.P.A., President of BAUM & COMPANY, P.A. at 1515 University Drive, Suite #209, Coral Springs, Florida 33071. The new certified public accountants firm will be responsible for the audit of the balance sheet of Default Proof Credit Card System, Inc., as of December 31, 1999 and the related statements of income, retained earnings, and cash flows for the year then ended. The new engaged certified public accountants, while promising the same quality service, offered a more reasonable and accessible cost to the Company.

Dated at the City of Miami, Florida this 12th. February, 2000.


                                      By: PEDRO P. LLAGUNO, ESQ.
                                          ----------------------
                                          Pedro P.Llaguno, Secretary

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized.

                              DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                              (Registrant)

Date: March 4, 2002           By: VINCENT CUERVO
                                  -----------------
                                  Vincent Cuervo, CEO

                              By: PEDRO P. LLAGUNO, ESQ.
                                  ----------------------
                                  Pedro P. Llaguno, Secretary

EXHIBIT #4
----------

January 29, 2003


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 8 - K

                                 CURRENT REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED):
                                January 29, 2003

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                    --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                     0-17114
            -------                                     -------
 (State or other Jurisdiction                   (Commission File No.)
 of Incorporation or Organization)

                                   59-2686523
                                   ----------
                     (I.R.S. Employer Identification Number)

       1545 Miller Road Coral Gables, Florida         33146-2309
     (Address of Principal Executive Offices)         (Zip Code)
     ----------------------------------------         ----------

       Registrant's Telephone Number, including Area Code: (305) 666-1460
                                                            -------------

ITEM 5.  OTHER EVENTS.
         ------------

     On January 15, 2003 in the United  States  District  Court for the Southern
District  of  Florida   DEFAULT  PROOF  CREDIT  CARD  SYSTEM,   INC.  a  Florida
corporation, Plaintiff, through counsel, filed Case Number: 03-20094 v. HOME DEPOT U.S.A, INC. d/b/a THE HOME DEPOT, a Delaware corporation, SAM'S EAST, INC. d/b/a SAM'S CLUB, an Arkansas corporation, STARBUCKS COFFEE COMPANY a/k/a STARBUCKS CORPORATION, a Washington corporation, URBAN COFFEE OPPORTUNITIES, LLC d/b/a STARBUCKS COFFEE, a Washington corporation, WAL-MART STORES, INC. a Delaware corporation, and WAL-MART STORES EAST. LP d/b/a WAL-MART a Delaware corporation, Defendants.

     This a claim for patent infringement arising under the patent laws of the United States, Title 35 of the United States Code.

                                       -2-

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized. DEFAULT PROOF CREDIT CARD SYSTEM, INC. (Registrant)

January 29, 2003
                                            By:VINCENT CUERVO
                                               --------------
                                               Vincent Cuervo, CEO


                                            By:PEDRO P. LLAGUNO
                                               ----------------
                                               Pedro P. Llaguno, Secretary


EXHIBIT #5
----------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 8 - K

                                 CURRENT REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED):
                                September 25, 2003

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                    --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                     0-17114
            -------                                     -------
 (State or other Jurisdiction                   (Commission File No.)
 of Incorporation or Organization)

                                   59-2686523
                                   ----------
                     (I.R.S. Employer Identification Number)

       1545 Miller Road Coral Gables, Florida         33146-2309
     (Address of Principal Executive Offices)         (Zip Code)
     ----------------------------------------         ----------

       Registrant's Telephone Number, including Area Code: (305) 666-1460
                                                            -------------

ITEM 5.  OTHER EVENTS AND REGULATION FD DISCLOSURE.
         -----------------------------------------

     On September 5, 2003, counsel for Scott Roderick ("Roderick") advised us that on or before September 10, 2003, Roderick would file a legal action against each of our executive officers and directors and the spouse of Vincent Cuervo in the Circuit Court in Miami-Dade County, Florida. According to such counsel, the action will be brought directly by Roderick and by us derivatively through Roderick. The action will allege breaches of fiduciary duties, wrongfully obtained profits obtained from us by Mr. Cuervo through "self-dealing," filing of false and misleading periodic reports by us with the SEC, illegal sales of unregistered securities by Mr. Cuervo and fraud by Mr. Cuervo in connection with his sale of certain intellectual property rights to us.

     The  relief  to  be  sought  from  the  prospective   defendants   includes
unspecified damages and other relief, attorneys' fees, pre and post judgment interest and reimbursement of certain alleged bonuses and profits.

     Roderick's counsel has also advised us that Roderick intends to assert a derivative claim on our behalf against Mr. Cuervo for disgorgement of certain short swing profits allegedly obtained by Mr. Cuervo. We believe that Roderick's claims are wholly without merit and we and the prospective defendants intend to vigorously contest and defend the proposed legal actions. We intend to indemnify our executive officers and directors in connection with Roderick's legal action to the full extent permitted by law.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Default Proof Credit Card System, Inc.

Date: September 8, 2003

/s/ Vincent Cuervo
---------------------
Vincent Cuervo, Chief Executive Officer

                                 C O N T E N T S


                                                                 PAGE
                                                                 ----

AUDITORS' REPORT..................................................F-2

FINANCIAL STATEMENTS

         BALANCE SHEET............................................F-3

         STATEMENTS OF OPERATIONS.................................F-4

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY.............F-5 - F-10

         STATEMENTS OF CASH FLOWS.................................F-11

NOTES TO FINANCIAL STATEMENTS.....................................F-12 - F-17

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)





                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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


Coral Springs, Florida
February 10, 2004

                 See Accompanying Notes to Financial Statements

CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

     In connection with the Annual Report of Default Proof Credit Card System, Inc., a Florida corporation (the "Company"), on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), Vincent Cuervo, Chief Executive Officer of the Company and Charles A. Menendez, Chief Financial Officer of the Company, respectively, do each certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss. 1350) that to his knowledge:

     (2) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Vincent Cuervo
------------------
Vincent Cuervo,
Chief Executive Officer
March 29, 2004

/s/ Charles A. Menendez
-----------------------
Charles A. Menendez
Chief Financial Officer
March 29, 2004

[A signed original of this written statement required by Section 906 has been provided to Default Proof Credit Card System, Inc. and will be retained by Default Proof Credit Card System, Inc. and furnished to the Securities and Exchange Commission or its staff upon request]

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                  BALANCE SHEET

                                December 31, 2003



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                      $            10
                                                             ---------------
               Total Current Assets                                       10


PROPERTY AND EQUIPMENT (Net of
   Accumulated Depreciation of $8,591)                                 2,037

OTHER ASSETS
   Deferred Patent Costs, Net                                          1,161
                                                             ---------------
               TOTAL ASSETS                                  $         3,208
                                                             ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
       Accounts Payable & Accrued Expenses                   $         66,586
      Due to Related Party                                             30,607
                                                             ----------------

Total Liabilities                                                      97,193

STOCKHOLDERS' DEFICIENCY
      Common Stock, $0.01 Par Value, 2,500,000
         Shares Authorized, 2,050,884 Issued and Outstanding           20,509
      Additional Paid-In Capital                                    4,579,477
      Deficit Accumulated During Developmental Stage               (4,693,971)
                                                             ----------------
               TOTAL STOCKHOLDERS' EQUITY                          (   93,985)
                                                             ----------------
                  TOTAL LIABILITY AND STOCKHOLDERS EQUITY    $          3,208
                                                             ================

                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF OPERATIONS

                                                                      CUMULATIVE FROM
                                                                       AUGUST 14, 1985        FOR THE YEARS ENDED
                                                                        (INCEPTION)                DECEMBER 31,
                                                                          THROUGH                --------------
                                                                      DECEMBER 31, 2003         2003          2002
                                                                      -----------------     -------------   ----------------------

EXPENSES
    General & Administrative                                          $ 3,652,583           $     143,999   $    156,796
    Officer Salary                                                        986,556                     -              -
    Marketing                                                             393,358                     -              -
    Depreciation & Amortization                                           107,298                  1, 603          1,895
    Expired Public Offering Costs                                         179,211                     -              -
                                                                      -----------           -------------   ------------
    Total Expenses                                                       5,319,006                145,602        158,691
                                                                      ------------          -------------   ------------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                                       (90,000)                    -              -
    Interest & Other Income                                               422,708                   (512)            -
    Loss on Marketable Securities                                         (96,529)                    -              -
    Loss on Sale of Equipment                                             (34,144)                    -              -
                                                                      -----------           -------------   ------------
    Total Other Income (Expense)                                          202,035                   (512)            -
                                                                      -----------           -------------   ------------
Net Loss before Income Taxes and Extraordinary Item                    (5,116,971)              (146,114)       (158,691)
Income tax benefit                                                         25,436                     -              -
                                                                      -----------           -------------   ------------
Net Loss before Extraordinary Item                                      (5,091535)              (146,114)       (158,691)

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                                257,800                     -              -
Benefit from utilization of net operating loss carryforward               139,764                     -              -
                                                                      -----------           -------------   ------------
NET (LOSS) INCOME                                                     $(4,693,971)          $   (146,114)   $  (158,691)
                                                                      ===========           =============   ============

Net (Loss) Earnings per Common Share                                                        $      (0.08)   $     (0.10)
                                                                                            =============   ============

Weighted Average Number of  Common
    Shares Outstanding                                                                         1,844,466      1,585,170
                                                                                            =============   ===========



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                     DEFICIT
                                                            COMMON STOCK                            ACCUMULATED
                                                     ------------------------       ADDITIONAL       DURING THE
                                                     # OF SHARES                     PAID-IN         DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL           STAGE         TOTAL
                                                     -----------   ------------    ------------    ------------   ----------


To a Director, for Cash & Other Property
 (A, B, C)                                             2,518,000          2,518         11,705               -        4,223
To Directors & Officers for non-Cash
 Considerations Received (A, B, D)                       582,750            583         16,900               -       17,483
To Others for non-Cash Considerations
 Received (A, B, D)                                       49,250             49          1,428               -        1,477
                                                    ------------    -----------    ------------    -----------    ---------
BALANCE - DECEMBER 31, 1985                            3,150,000          3,150         30,033               -       33,183
Private Placement Offering, Net of
 Issuance Costs of $16,453 (A, E)                        312,500            312        108,235               -      108,547
Patent License Costs (M)                                       -             -        (125,000)              -     (125,000)
Dec. 31/86--Net Loss                                           -             -               -         (44,461)     (44,461)
                                                    ------------    -----------    ------------    -----------    ---------
BALANCE - DECEMBER 31, 1986                            3,462,500          3,462         13,268         (44,461)     (27,731)
May 7/87-- to a Director/Officer for Property
 (A, B, C)                                               500,000            500           (500)              -            -
May 12/87-- to a Director/Officer for Cash
 (A, F)                                                  100,000            100         39,900               -       40,000
Reversal of Accrued License Costs (M)                          -              -         25,000               -       25,000
Capital Contribution by Principal Stockholder                  -              -         78,076               -       78,076

Oct. 12/87-- Public Offering, net of Costs               $76,314      1,131,010          1,132       1,336,318    1,337,450
Dec. 31/87--Net Loss                                           -              -              -        (176,052)    (176,052)
                                                    ------------    -----------    ------------     -----------   ---------
BALANCE - DECEMBER 31, 1987                            5,193,510          5,194      1,492,062        (220,513)   1,276,743
Apr. 7/88-- to Directors/Officers for Property
 (A, G)                                                  800,000            800              -               -          800
May 1/88-- to Others for non-Cash Considerations
 Received (A, H)                                          95,750             96            (96)              -            -
May 19/88-- Proceeds from Public Offering, net of
 Public Offering Costs of                               $487,287      2,300,000          2,300       1,810,413    1,812,713
Patent License Costs (M)                                       -              -       (100,000)              -     (100,000)
Warrants Converted at $1.25 per Share                    128,300            128        160,247               -      160,375
Dec. 31/88--Net Loss                                           -              -              -        (405,875)    (405,875)
                                                    ------------    -----------    -----------     -----------    ---------
BALANCE - DECEMBER 31, 1988                            8,517,560          8,518      3,362,626        (626,388)   2,744,756
Warrants Converted at $2.00 per Share                      3,000              3          5,997               -        6,000
Issuance of Stock by Principal Stockholder                     -              -        110,000               -      110,000
Dec. 31/89--Net Loss                                          -               -              -      (1,129,559)  (1,129,559)
                                                    ------------    -----------    -----------     ------------  ----------
BALANCE - DECEMBER 31, 1989                            8,520,560        $ 8,521    $ 3,478,623     ($1,755,947)  $1,731,197
Dec. 31/90--Net Loss                                                                                (1,175,201)  (1,175,201)
                                                    ------------    -----------    -----------     ------------  -----------
BALANCE - DECEMBER 31, 1990                            8,520,560          8,521      3,478,623       (2,931,148)    555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I)                               125,000            125          7,375            7,500
Oct. 3/91-- To Directors & Officers for non-Cash
 Considerations Received (A, J)                           85,000             85          5,015            5,100
Dec. 31/91--Net Loss                                                                                   (430,800)   (430,800)
                                                    ------------    -----------    -----------     ------------  ----------
BALANCE - DECEMBER 31, 1991                            8,730,560          8,731      3,491,013       (3,361,948)    137,796



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                     DEFICIT
                                                            COMMON STOCK                            ACCUMULATED
                                                     ------------------------       ADDITIONAL       DURING THE
                                                     # OF SHARES                     PAID-IN         DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL           STAGE         TOTAL
                                                     -----------   ------------    ------------    ------------   ----------

BALANCE - DECEMBER 31, 1991                            8,730,560          8,731      3,491,013       (3,361,948)     137,796
Aug. 12/92-- to an Individual for Professional
  Services Rendered (A, K)                                50,000             50          2,950            3,000
Dec. 31/92--Net Loss                                                                                   (173,144)    (173,144)
                                                    ------------    ------------   -----------     ------------   -----------
BALANCE - DECEMBER 31, 1992                            8,780,560          8,781      3,493,963       (3,535,092)     (32,348)
Feb. 12/93-- to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L)                   46,850             47          2,753            2,800
Dec. 31/93--Net Loss                                                                                   (450,366)    (450,366)
                                                    ------------   ------------    -----------     ------------   -----------
BALANCE - DECEMBER 31, 1993                            8,827,410          8,828      3,496,716       (3,985,458)    (479,914)
Feb. 22/94-- to Various Parties for Professional
  Services Rendered (A, N)                                75,000             75          7,425            7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O)                                30,000             30          5,970            6,000
Jul. 25/94-- to Various Parties for Secretarial
  Services Rendered (A, P)                                10,000             10          1,990            2,000
Dec. 31/94--Net Loss                                                                                   (198,366)    (198,366)
                                                    ------------   ------------    -----------     ------------   -----------
BALANCE - DECEMBER 31, 1994                            8,942,410          8,943      3,512,101       (4,183,824)    (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q)                               125,000            125         18,625           18,750
Dec. 31/95--Net Loss                                                                                   (103,635)    (103,635)
                                                    ------------   ------------    -----------     ------------   -----------
BALANCE - DECEMBER 31, 1995                            9,067,410        $ 9,068    $ 3,530,726     ($ 4,287,459)  ($ 747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R)                                25,000             25          3,725            3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K)                                60,000             60          8,940            9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, S)                                30,000             30          4,470            4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T)                                50,000             50          7,450            7,500
Sep. 13/96--to the President/Principal Shareholder
  in Exchange for Accrued Salaries Waiver up to
  12/31/96 (A, U)                                      2,000,000          2,000        298,000          300,000
Dec. 31/96--Net Loss                                                                                    (39,711)     (39,711)
                                                    ------------  -------------    -----------     ------------   -----------
BALANCE - DECEMBER 31, 1996                           11,232,410         11,233      3,853,311       (4,327,170)    (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V)                                50,000             50          8,950            9,000
Feb. 26/97-- to an Individual for Professional
  Services Rendered (A, W)                                15,000             15          2,685            2,700
Nov. 5/97-- to an Individual for Professional
  Services Rendered (A, P)                                20,000             20          2,980            3,000
Nov. 5/97--to a Financial Public Relations Company
  for  Professional Services Rendered (A, X)             226,100            226         24,634           24,860
Nov. 5/97-- to a Consulting Company for Professional
  Services Rendered (A, Y)                               100,000            100         10,900           11,000
Dec. 31/97--Net Gain                                                                   349,910          349,910
                                                    ------------    -----------    -----------      -----------   -----------
BALANCE - DECEMBER 31, 1997                           11,643,510         11,644      3,903,460       (3,977,260)     (62,156)


                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                                                                     DEFICIT
                                                            COMMON STOCK                            ACCUMULATED
                                                     ------------------------       ADDITIONAL       DURING THE
                                                     # OF SHARES                     PAID-IN         DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL           STAGE         TOTAL
                                                     -----------   ------------    ------------    ------------   ----------
BALANCE - DECEMBER 31, 1997                           11,643,510       11,644        3,903,460      (3,977,260)     (62,156)
Jan. 22/98--to a Financial Public Relations Co.
  for Professional Services Rendered (X)                 200,000          200           21,800                       22,000
Apr. 13/98--for Professional Services Rendered (X)       100,000          100           14,900                       15,000
Jun. 4/98--for Professional Services Rendered (Y)         50,000           50            8,950                        9,000
Aug. 4/98--for Professional Services Rendered (R)         50,000           50            7,950                        8,000
Dec. 31/98--Net Loss                                                                                   (71,231)     (71,231)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 1998                           12,043,510     $ 12,044       $3,959,560     ($4,048,491)    ($76,887)
Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)                                               (10,839,129)
Various/99--for Professional Services Rendered            66,000          660           22,825                       23,485
Dec. 31/99--Net Loss                                                                                   (64,319)     (64,319)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 1999                            1,270,351       12,304        3,982,385      (4,112,810)    (118,121)
Feb. 28/00--for Professional Services Rendered             7,000           70           26,180                       26,250
Apr. 2/00--for Professional Services Rendered              4,000           40            8,680                        8,720
Apr. 12/00--for Professional Services Rendered               500            5            1,245                        1,250
Jul. 26/00--for Professional Services Rendered             2,500           25            1,850                        1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt                                 140,283        1,403          146,380                      147,783
Dec. 31/00--Net Loss                                                                                   (58,999)     (58,999)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 2000                            1,424,634       14,247        4,166,720      (4,171,809)       9,158
Jan 11/01-for Professional Services Rendered              14,500          145           67,355                       67,500
Jan/Apr 01 Stock Options for Services                                                   34,500                       34,500
Jan 31/ 01-Exercise of Stock Options for Cash             35,000          350           34,650                       35,000
May 11/01Exercise of Stock Options for Cash               25,000          250            9,125                        9,375
 July 31/01 for Professional Services Rendered             9,000           90           80,910                       81,000
Dec 31/01 Net Loss                                                                                    (217,357)    (217,357)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE -DECEMBER 31, 2001                             1,508,134       15,082        4,393,260      (4,389,166)      19,176
Jan/Nov 02 Stock for Services                             12,750          127           26,362                       26,489
July 02 Stock Options for Services                                                      87,555                       87,555
Aug 14/02 Exercise of Stock Options for Cash             265,000        2,650           23,850                       26,500
Dec 31/02 Net Loss                                                                                    (158,691)    (158,691)
                                                      ----------   ----------      -----------     ------------   ----------
BALANCE -DECEMBER 31, 2002                             1,785,784       17,859        4,531,027      (4,547,857)       1,029
Mar/Nov 03 Stock for Services                             30,000          300           27,300                       27,600
July 22/03 Exercise of Stock Options for Cash            235,000        2,350           21,150                       23,500
   Dec 31/03 Net Loss                                                                                 (146,114)    (114,114)
                                                      ----------   ----------      -----------     ------------   ----------

BALANCE -DECEMBER 31,2003                             2,050,784        20,509        4,579,477     $(4,693,971)    $(93,985)
                                                      ==========   ==========      ===========     ============   ==========


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

(H) Non-cash consideration received consisted of services rendered in connection with the Company's 1987 self- underwriting public offering. The shares of common stock were recorded at fair market value at the date of issuance, net of discounts for restricted stock (approximately $1.00 per share). A corresponding charge was made to additional paid-in capital to reflect the public offering costs.

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

(A2) In 2003, 30,000 shares of common stock, valued at $27,600 were issued for services.



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                            STATEMENTS OF CASH FLOWS



                                                                    CUMULATIVE FROM           YEARS ENDED
                                                                    AUG. 14, 1985 TO          DECEMBER 31
                                                                      DEC. 31, 2003       2003          2002
                                                                    ----------------  -----------   -----------
OPERATING ACTIVITIES

Net (Loss) Gain                                                        $ (4,693971)   $ (146,114)   $  (158,691)
Adjustments to Reconcile Net (Loss) Gain to
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                            106,231         1,603         1,895
    Loss on Marketable Securities                                          130,741             -             -
    Expired Public Offering Costs                                          110,000             -             -
    Cancellation of Stockholder Note Receivable                             55,490             -             -
    Stock Issued in lieu of Cash for Prof. Services                        531,144        27,600        26,489
    Stock  Options Issued in lieu of Cash for Prof. Services               122,035             -        87,555
    Stock Issued in lieu of Cash for Waived Salaries                       294,000             -             -
    Loss on Sale of Equipment                                               34,144             -             -
    Decrease (Increase) in Other Assets                                     (1,161)            -             -
    Decrease (Increase) in Prepaid Expenses                                      -        20,092       (20,092)
    Increase (Decrease) in Due to Related Party                             30,607         8,685         21,922
    Increase (Decrease) in Payables & Accrued Expenses                      66,586        65,403            384
                                                                    ----------------  -----------   -----------
    NET CASH USED IN OPERATING ACTIVITIES                               (3,311,238)      (22,731)      (40,538)
                                                                    ----------------  -----------   -----------

INVESTING ACTIVITIES
Purchases of Marketable Securities                                        (130,741)           -              -
Purchases of Property & Equipment                                         (124,392)        (835)             -
Patent License Expenditures                                               (152,098)           -              -
Proceeds from Sale of Equipment                                             22,994            -              -
                                                                    ----------------  -----------   -----------
    NET CASH USED IN INVESTING ACTIVITIES                                 (385,907)        (835)             -
                                                                    ----------------  -----------   -----------
FINANCING ACTIVITIES
Proceeds from Issuance of Stock-Private Offerings                          234,783            -             -
Proceeds from Issuance of Stock-Public Offerings                         3,150,163            -             -
Proceeds from Issuance of Stock-Exercise of Warrants                       334,733       23,500        26,500
Capital Contributions                                                       78,076            -             -
Net Receipts/Advances to Stockholder                                      (100,600)           -
                                                                    ----------------  -----------   -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,697,155      23,500        26,500
                                                                    ----------------  -----------   -----------
    NET INCREASE (DECREASE) IN CASH                                             10          (66)      (14,038)
    CASH - BEGINNING                                                             -           76        14,114
                                                                    ----------------  -----------   -----------
    CASH - ENDING                                                      $        10   $       10      $     76
                                                                    ================ ============   ===========



                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

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

               INCOME TAXES

               The Company accounts for income taxes pursuant to the provisions of FASB No. 109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               INCOME TAXES (CONTINUED)

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


NOTE 2.        GOING CONCERN CONSIDERATION

               The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2004.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003


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

               At December 31, 1998 and 1997 total non-plan options outstanding were 2,125,000 and 1,525,000, respectively. At December 31, 1998 and 1997 2,125,000 and 1,525,000, respectively, of the non- plan options were fully vested.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

      OTHER STOCK OPTIONS (Continued)


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

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. .The charge for options issued to employees in 2001 would increase the loss.by $ 50,500 or $ .03 per share and options issued in 2002 would increase the loss by $130,491 or $ .08 per share

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

      OTHER STOCK OPTIONS (Continued)

               A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2003, and changes during the years then ended is presented below:

                                                                               Year Ended December 31,
                                                                           2002                       2003
                                                              --------------------------   ------------------------------
                                                                               Weighted                         Weighted
                                                                               Average                          Average
                                                                               Exercise                         Exercise
                                                                 SHARES         PRICE               SHARES*      PRICE
                                                              ------------   -----------         ------------  ---------


               Outstanding at beginning of year                 1,327,500   $  2.50                1,427,000     $ 3.33
               Granted                                            754,000   $  3.34                        -          -
               Exercised                                         (265,000)        -                 (235,000)         -
               Forfeited/Expired                                 (389,500)        -                 (138,000)         -
                                                              -----------                        -----------
               Outstanding at end of year                       1,427,000    $ 3.33                1,054,000     $ 2.74
                                                              ===========                        ===========



NOTE 7.        COMMON STOCK SPLIT

               On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 8.        INCOME TAXES

               At December 31, 2003, the Company had a net operating loss carry forward of approximately $4.6 million, that expires through 2017.

               The Company has a deferred tax asset of approximately $1.6 million as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

NOTE 9.        PATENTS ISSUED

               On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

               In June 2002 the U S Patent and Trademark Office issued the Patent Number 6,405,185, the System for Dispensing prepaid DebiT Cards Through Point-Of-Sale Terminals

NOTE 10.    DUE TO RELATED PARTY

               This balance  represents net cash  advances,  made by the CEO and
               majority  stockholder,   in  contemplation  of  exercising  stock
               options in 2004.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 2003

NOTE 11.  LITIGATION

               In January 2003, in the United States District Court for the Southern District of Florida, Company filed a patent infringement case ( Number 03-020094) vs. Home Depot USA Inc. , Sam's East Inc..d/b/a/ Sam's Club, Starbucks Coffee Company, Urban Coffee Opportunities LLC and Wal- Mart Stores Inc. The litigation is in process.



NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

               The FASB issued Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK- BASED COMPENSATION -- TRANSITION AND DISCLOSURE AN AMENDMENT OF FASB STATEMENT NO. 123" (SFAS 148) in December 2002.. SFAS 148 amends SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," providing an alternative method of transition for a voluntary changes to the fair value based method of accounting for stock-based employee compensation. Also, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affect our financial statements

               The FASB issued FASB Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). In January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. This FASB is not applicable to the company since the company does not have any variable interest entities.

               In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.