Form 10KSB/A
period 2003-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-04-07
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB/A

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

CERTIFICATION OF FINANCIAL STATEMENTS
-------------------------------------

The Chief Executive and Financial Officer have reviewed the 10KSB report and that, based on their knowledge, it does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, not misleading. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the company's financial condition and results of operations of the issuer as of, and for, the periods represented in the report.

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

The signing officers have disclosed to the company auditors and to the board audit committee all significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record and report financial data and have identified for the auditors any material weaknesses in internal controls, as well as any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls.

Finally, the signing officers certify that they have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Dated: April 6, 2004            By: /s/ VINCENT CUERVO
                                ---------------------------------------
                                Vincent Cuervo
                                Chief Executive Officer


                                By: /s/CHARLES A. MENENDEZ
                                ---------------------------------------
                                Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned hereunto duly authorized.

                                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date: April 6, 2004                By: VINCENT CUERVO
      -----------------                   -----------------
                                           Vincent Cuervo
                                           President & CEO