Form 10QSB
period 2004-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-05-11
CIK 803260

DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended MARCH 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------    ------------------

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

                                  305) 666-1460
                                  -------------
               Registrant's telephone number, including area code

   --------------------------------------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X   No
    ---     ---

The number of shares outstanding of the registrant common stock is 2,050,884 (as of March 31, 2004).

Transitional Small Business Disclosure Format
Yes  X   No
    ---    ---

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)




CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the Quarterly Report of Default Proof Credit Card System, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the Quarter ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Vincent Cuervo, Chief Executive Officer of the Company and Charles A. Menendez, Chief Financial Officer of the Company, respectively, do each certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section. 1350) that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Vincent Cuervo
----------------------
Vincent Cuervo,
Chief Executive Officer
May 7, 2004

By:  /s/ Charles A. Menendez
----------------------------
Charles A. Menendez
Chief Financial Officer
May  7, 2004

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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  May  7,  2004




    By: /s/ VINCENT CUERVO             By:  /S/CHARLES A. MENENDEZ
        ------------------                  ----------------------
        Vincent Cuervo                      Charles A. Menendez
        Chief Executive Officer             President and Chief
                                            Financial Officer

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                 C O N T E N T S


                                                                   PAGE
                                                                   ----
FINANCIAL STATEMENTS

         BALANCE SHEET                                              5

         STATEMENTS OF OPERATIONS                                   6

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY            7-13

         STATEMENTS OF CASH FLOWS                               14-15

NOTES TO FINANCIAL STATEMENTS                                   16-24

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                  BALANCE SHEET
                                 March 31, 2004


                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $               -
                                                                                ------------------
               Total Current Assets                                                             -

PROPERTY & EQUIPMENT ( net                                                                  1,719
of accumulated depreciationof $ 8,047)

OTHER ASSETS
 Deferred Patent Costs                                                                      1,161
                                                                                ------------------

    Total Assets                                                                $           2,880
                                                                                ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts Payable                                                              $           6,365
  Due to Related Party                                                                     41,768
                                                                                ------------------
    Total Current Liabilities                                                              48,133

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,097,550 Issued and Outstanding                                    25,176
  Additional Paid-In Capital                                                            4,644,313
  Deficit Accumulated During Developmental Stage                                       (4,714,313)
                                                                                ------------------
    Total Stockholders' Deficiency                                                        (45,253)
                                                                                ------------------

      Total Liabilities and Stockholders' Deficiency                            $           2,880
                                                                                ==================





                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                   Cumulative From
                                                   August 14, 1985              For the Three Months Ended
                                                   (Inception) Through                  March 31,
                                                   Mar 31, 2004                2004              2003
                                                   --------------------   ----------------------------------

EXPENSES
  General & Administrative                                 $ 5,232,161           $ 20,453          $ 12,528
  Depreciation & Amortization                                  107,616                318               490
                                                   --------------------   ---------------- -----------------
    Total Expenses                                           5,339,777             20,771            13,018
                                                   --------------------   ---------------- -----------------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7)                              (90,000)                 -                 -
  Interest & Other Income                                      422,708                  -                 -
  Loss on Marketable Securities                                (96,529)                 -                 -
  Loss on Sale of Equipment                                    (34,144)                 -                 -
                                                   --------------------   ---------------- -----------------
    Total Other Income (Expense)                               202,035                  -                 -
                                                   --------------------   ---------------- -----------------
Net Loss before Income Taxes and                            (5,137,742)           (20,771)          (13,018)
Income tax benefit                                              25,436                  -                 -
                                                   --------------------   ---------------- -----------------
Net Loss before Extraordinary Item                          (5,112,306)           (20,771)          (13,018)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200)                                           257,800                  -                 -
Benefit from utilization of net
  operating losscarryforward                                   139,764                  -                 -
                                                   --------------------   ---------------- -----------------
NET (LOSS) INCOME                                         $ (4,714,742)          $(20,771)        $ (13,018)
                                                   ====================   ================ =================
Net (Loss) Earnings per Common  Share                                             $ (0.08)          $ (0.01)
                                                                          ================ =================

Weighted Average Number of Common
  Shares Outstanding                                                            2,050,884         1,785,884
                                                                          ================ =================




                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                            COMMON STOCK                              Deficit
                                                     -----------------------------    Aditional     During the
                                                      # of Shares                     Paid-In       Development
                                                        Issued         Amount         Capital          Stage            Total
                                                     -------------- -------------- -------------- ---------------- ----------------

To a  Director, for Cash & Other Property
(A, B, C)                                                2,518,000        $ 2,518       $ 11,705  $             -         $ 14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D)                        582,750            583         16,900                -           17,483
To Others for non-Cash Considerations
  Received (A, B, D)                                        49,250             49          1,428                -            1,477
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1985                              3,150,000          3,150         30,033                -           33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E)                         312,500            312        108,235                -          108,547
Patent License Costs (M)                                         -              -       (125,000)               -         (125,000)
Dec. 31/86 --Net Loss                                            -              -              -          (44,461)         (44,461)
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1986                              3,462,500          3,462         13,268          (44,461)         (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C)                                                500,000            500           (500)               -                -
May 12/87--to a Director/Officer for Cash
  (A,F)                                                    100,000            100         39,900                -           40,000
Reversal of Accrued License Costs (M)                            -              -         25,000                -           25,000
Capital Contribution by Principal Stockholder                    -              -         78,076                -           78,076
Oct. 12/87--Public Offering, net of Costs                1,131,010          1,132      1,336,318                         1,337,450
Dec. 31/87--Net Loss                                             -              -              -         (176,052)        (176,052)
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1987                              5,193,510          5,194      1,492,062         (220,513)       1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G)                                                   800,000            800              -                -              800
May 1/88--to Others for non-Cash Considerations
  Received (A, H)                                           95,750             96            (96)               -                -
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of                               2,300,000          2,300      1,810,413                -        1,812,713
Patent License Costs (M)                                         -              -       (100,000)               -         (100,000)
Warrants Converted at $1.25 per Share                      128,300            128        160,247                -          160,375
Dec. 31/88--Net Loss                                             -              -              -         (405,875)        (405,875)
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1988                              8,517,560          8,518      3,362,626         (626,388)       2,744,756
Warrants Converted at $2.00 per Share                        3,000              3          5,997                -            6,000
Issuance of Stock by Principal Stockholder                       -              -        110,000                -          110,000
Dec. 31/89--Net Loss                                             -              -              -       (1,129,559)      (1,129,559)
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1989                              8,520,560          8,521      3,478,623       (1,755,947)       1,731,197
Dec. 31/90--Net Loss                                             -              -              -       (1,175,201)      (1,175,201)
                                                     -------------- -------------- -------------- ---------------- ----------------
BALANCE - DECEMBER 31, 1990                              8,520,560          8,521      3,478,623       (2,931,148)         555,996


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                           Common Stock                               Deficit
                                                   -----------------------------   Aditional       During the
                                                    # of Shares                     Paid-In       Development
                                                       Issued         Amount        Capital          Stage          Total
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1990                             8,520,560         8,521       3,478,623      (2,931,148)         555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I)                                125,000           125           7,375               -            7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J)                           85,000            85           5,015               -            5,100
Dec. 31/91--Net Loss                                            -             -               -        (430,800)        (430,800)
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1991                             8,730,560         8,731       3,491,013      (3,361,948)         137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K)                                 50,000            50           2,950               -            3,000
Dec. 31/92--Net Loss                                            -             -               -        (173,144)        (173,144)
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1992                             8,780,560         8,781       3,493,963      (3,535,092)         (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L)                    46,850            47           2,753               -            2,800
Dec. 31/93--Net Loss                                            -             -               -        (450,366)        (450,366)
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1993                             8,827,410         8,828       3,496,716      (3,985,458)        (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N)                                  75,000            75           7,425               -            7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O)                                 30,000            30           5,970               -            6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P)                                  10,000            10           1,990               -            2,000
Dec. 31/94--Net Loss                                            -             -               -        (198,366)        (198,366)
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1994                             8,942,410         8,943       3,512,101      (4,183,824)        (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q)                                125,000           125          18,625               -           18,750
Dec. 31/95--Net Loss                                            -             -               -        (103,635)        (103,635)
                                                   ---------------  ------------ --------------- --------------- ----------------
BALANCE - DECEMBER 31, 1995                             9,067,410         9,068       3,530,726      (4,287,459)        (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R)                                 25,000            25           3,725               -            3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K)                                 60,000            60           8,940               -            9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S)                                  30,000            30           4,470               -            4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T)                                 50,000            50           7,450               -            7,500


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)


                                                               Common Stock                             Deficit
                                                    ----------------------------     Aditional     During the
                                                      # of Shares                    Paid-In      Development
                                                         Issued        Amount        Capital         Stage            Total
                                                    ----------------- ----------  -------------- --------------- ----------------
Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver                    2,000,000      2,000         298,000               -          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss                                               -          -               -         (39,711)         (39,711)
                                                    ----------------- ----------  -------------- --------------- ----------------
BALANCE - DECEMBER 31, 1996                               11,232,410     11,233       3,853,311      (4,327,170)        (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V)                                    50,000         50           8,950               -            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W)                                    15,000         15           2,685               -            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P)                                    20,000         20           2,980               -            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X)                  226,100        226          24,634               -           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y)                                   100,000        100          10,900               -           11,000
Dec. 31/97--Net Gain                                               -          -               -         349,910          349,910
                                                    ----------------- ----------  -------------- --------------- ----------------
BALANCE - DECEMBER 31, 1997                               11,643,510     11,644       3,903,460      (3,977,260)         (62,156)
Jan. 22/98--to a Financial Public Relations Co.
  for Professional Services Rendered (X)                     200,000        200          21,800               -           22,000
Apr. 13/98-- for Professional Services Rendered (X)          100,000        100          14,900               -           15,000
Jun. 4/98--for Prossional Services Rendered (Y)               50,000         50           8,950               -            9,000
Aug. 4/98--for Professional Services Rendered (R)             50,000         50          10,450               -           10,500
Dec. 31/98--Net Loss                                               -          -               -         (71,231)         (71,231)
                                                    ----------------- ----------  -------------- --------------- ----------------
BALANCE - DECEMBER 31, 1998                               12,043,510     12,044       3,959,560      (4,048,491)         (76,887)
Feb. 1/99--to 1 Reverse Stock Split                      (10,839,159)         -               -               -                -
Varous/99--for Professional Services Rendered                 66,000        660          22,825               -           23,485
Dec. 31/99--Net Loss                                               -          -               -         (64,319)         (64,319)
                                                    ----------------- ----------  -------------- --------------- ----------------
BALANCE - DECEMBER 31, 1999                                1,270,351     12,704       3,982,385      (4,112,810)        (117,721)
Feb. 28/00--for Professional Services Rendered                 7,000         70          26,180               -           26,250
Apr. 2/00--for Professional Services Rendered                  4,000         40           8,680               -            8,720
Apr. 12/00--for Professional Services Rendered                   500          5           1,245               -            1,250
Jul. 26/00--for Professional Services Rendered                 2,500         25           1,850               -            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt                                     140,283      1,403         146,380               -          147,783
Dec. 31/00--Net Loss                                               -          -               -         (58,999)         (58,999)
                                                    ----------------- ----------  -------------- --------------- ----------------
BALANCE - DECEMBER 31, 2000                                1,424,634     14,247       4,166,720      (4,171,809)           9,158






                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                     Common Stock                                 Deficit
                                                ----------------------------    Aditional        During the
                                                 # of Shares                      Paid-In        Development
                                                    Issued        Amount          Capital           Stage            Total
                                                --------------- ------------  ---------------- ----------------- --------------
Jan. 11/01--for Professional Services Rendered          14,500          145            67,355                 -         67,500
Jan./Apr 01--Stock Option for Services                       -            -            34,500                 -         34,500
Jan. 31/01--Exercise of Stock Options for Cash          35,000          350            34,650                 -         35,000
May 11/01--Exercise of Stock Option for Cash            25,000          250             9,125                 -          9,375
Jul. 31/01--for Professional Services Rendered           9,000           90            80,910                 -         81,000
Dec. 31/01--Net Loss                                         -            -                 -          (217,357)      (217,357)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2001                          1,508,134       15,082         4,393,260        (4,389,166)        19,176
Jan/Nov 02--for Services                                12,750          127            26,362                           26,489
Jul. 02--Stock Options for Services                                                    87,555                           87,555
Aug. 14/02--Exercise of Stock Option for Cash          265,000        2,650            23,850                 -         26,500
Dec 31/02--Net Loss                                                                                    (158,691)      (158,691)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2002                          1,785,884       17,859         4,531,027        (4,547,857)         1,029
Mar/Nov 03--Stock for Services                          30,000          300            27,300                 -         27,600
July 22/03--Exercise of Stock Options for Cash         235,000        2,350            21,150                           23,500
Dec. 31/03--Net Loss                                                                                   (146,114)      (146,114)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2003                          2,050,884     $ 20,509       $ 4,579,477      $ (4,693,971)     $ (93,985)
                                                --------------- ------------  ---------------- ----------------- --------------
                                                                                                                             -
Mar. 31/04--Net Loss                                                                                     (9,954)        (9,954)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2003                          2,050,884     $ 20,509       $ 4,579,477      $ (4,703,925)     $(103,939)
                                                =============== ============  ================ ================= ==============




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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                               Cumulative from               For the Nine Months Ended
                                                               Aug. 14, 1985 to                    March 31,
                                                                 Mar 31, 2004               2004                  2003
                                                             ---------------------   -----------------------------------------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss                                                             $ (4,693,971)             $ (9,954)            $ (13,018)
Adjustments to Reconcile Net Loss                                               -                     -                     -
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization                                             109,127                   318                   490
  Loss on marketable Securities                                           130,741
  Expired Public Offering Costs                                           110,000
  Cancellation of Stockholder Note Receivable                              55,490
  Stock & Options Issued in Lieu of Cash for
    Professional Services                                                 896,966                                       1,800
  Loss on Sale of Equipment                                                34,144
  Decrease (Increase) in Other Assets                                      (1,161)
  Decrease (Increase) in Prepaid Expenses                                       -
  Increase (Decrease) in Due to Related Party                              30,606                11,161                11,990
  Increase (Decrease) in Payables & Accrued Expenses                       66,586                (1,535)                 (834)
                                                             ---------------------   -------------------    ------------------
Net Cash Provided (Used) in Operating Activities                       (3,261,472)                  (10)                  428
                                                             ---------------------   -------------------    ------------------
INVESTING ACTIVITIES
  Purchase of Marketable Securities                                      (130,741)                    -                     -
  Purchases of Property & Equipment                                      (126,062)                    -                     -
  Patent License Expenditures                                            (201,864)                    -                     -
  Proceeds from Sales of Equipment                                         22,994                     -                     -
                                                             ---------------------   -------------------    ------------------
Net Cash Provided (Used) in Investing Activities                         (435,673)                    -                     -
                                                             ---------------------   -------------------    ------------------


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                           Cumulative from               For the Nine Months Ended
                                                          Aug. 14, 1985 to                      March 31,
                                                            Mar 31, 2004                2004                  2003
                                                        ----------------------   ----------------------------------------

FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings                   234,783                      -                   -
  Proceeds from Issuance of Stock-Public Offerings                  3,150,163                      -                   -
  Proceeds Exercise of Warrants/Options                               334,733                      -                   -
Capital Contributions                                                  78,076                      -                   -
Net Receipts/Advances to Stockholder                                 (100,600)                     -                   -
                                                        ----------------------   --------------------   -----------------

Net Cash Provided (Used) by Financing Activities                    3,697,155                      -  #                -
                                                        ----------------------   --------------------   -----------------

NET INCREASE (DECREASE) IN CASH                                            10                    (10)                428

CASH - BEGINNING                                                            -                     10                  76
                                                        ----------------------   --------------------   -----------------

CASH - ENDING                                                            $ 10                    $ -               $ 504
                                                        ======================   ====================   =================




                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)




                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)







                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

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

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. The charge for options issued in 2001 would increase the loss by $ 50,500 or $0.03 per share and options issued in 2002 would increase the loss by $130,491 or $0.08 per share. NOTES TO FINANCIAL STATEMENTS (CONTINUED) March 31, 2004

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2003, and changes during the years then ended is presented below:

                                                                Year Ended December 31,
                                                            2002                         2003
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------
Outstanding at beginning of year              1,327,500       $ 2.50      1,427,000        $ 3.33
Granted                                         754,000       $ 3.34              -             -
Exercised                                      (265,000)      $    -       (235,000)            -
Forfeited/Expired                              (389,500)      $    -       (138,000)            -
                                         ---------------              --------------
Outstanding at end of year                    1,427,000       $ 3.33      1,054,000        $ 2.74
                                         ===============              ==============


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)





                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

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

NOTE 11. LITIGATION

          In January 2003, in the United States District Court for the Southern District of Florida, Company filed a patent infringement case (Number 03-020094) vs. Home Depot USA Inc., Sam's East Inc., d/b/a/ Sam's Club, Starbucks Coffee Company, Urban Coffee Opportunities LLC and Wal-Mart Stores Inc. The litigation is in process.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

          The FASB issued Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSACTION AND DISCLOSURE AND AMENDMENT OF FASB STATEMENT NO. 123" (SFAS 148) in December 2002. SFAS 148 amends SFAS 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," providing an alternative method of transition for a voluntary changes to the fair value based method of accounting for stock-based employee compensation. Also, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affected our financial statements.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2004

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          The FASB issued FASB Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" (FIN 46). In January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. This FASB is not applied to the company since the company does not have any variable interest entities.

          In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered in after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DEFAULT PROOF CREDIT CARD SYSTEM, INC.


Date:  May   7,  2004           By:/s/ VINCENT CUERVO
       --------------              -----------------------
                                   Vincent Cuervo, Chief Executive Officer



Date:  May   7,  2004           By:/s/ CHARLES A. MENENDEZ
       --------------              -----------------------
                                   Charles A. Menendez, President and
                                   Chief Financial Officer