Form 10QSB
period 2004-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-08-06
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended JUNE 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------   ---------------------
Commission File Number 017114
                       ------

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.
         (Exact name of small business issuer as specified in its charter

                FLORIDA                                59-2686523
          ---------------------                   ---------------------
 (State or other jurisdiction                (I.R.S. Employer Identification
     of incorporation)                                       Number)

1545 MILLER ROAD, CORAL GABLES, FLORIDA    33146-2309
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

Yes  X   No  _
     -

The number of shares outstanding of the registrant common stock is 2,097,550 (as of June 30, 2004).

Transitional Small Business Disclosure Format
Yes  X   No  _

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)




CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the Quarterly Report of Default Proof Credit Card System, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the Quarter ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), Vincent Cuervo, Chief Executive Officer of the Company and Charles A. Menendez, Chief Financial Officers of the Company, respectively, do each certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.
1350) that to their knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ VINCENT CUERVO
-------------------
Vincent Cuervo,
Chief Executive Officer
July 30, 2004


/S/ CHARLES A. MENENDEZ
-----------------------
Charles A. Menendez
Chief Financial Officer
July 30, 2004

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

The Chief Executive and Financial Officers have reviewed the report and that, based on their knowledge, it does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances, not misleading. Based on their knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the company's financial condition and results of operations of the issuer as of, and for, the periods presented in the report.

The signing officers are responsible for establishing and maintaining internal controls and have designed such internal controls to ensure that material information related to the company is made known to them, particularly during the time in which the periodic report is being prepared. Moreover, the officers must certify that they have evaluated the effectiveness of the controls and procedures within 45 days of the date of the report and have presented in the report their conclusions about the effectiveness based on the required evaluation as of that date.

The signing officers have disclosed all significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record and report financial data and have identified any material weaknesses in internal controls, as well as any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls.

Finally, the signing officers certify that they has indicated in the report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  July 30, 2004

       By: /s/     VINCENT CUERVO           By:/S/   CHARLES A. MENENDEZ
           ----------------------              -------------------------
           Vincent Cuervo                      Charles A. Menendez
           Chief Executive Officer             President and Chief Financial
                                               Officer

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)







                                 C O N T E N T S


                                                                PAGE
FINANCIAL STATEMENTS

         BALANCE SHEET                                             5

         STATEMENTS OF OPERATIONS                                  6

         STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY         7 - 13

         STATEMENTS OF CASH FLOWS                            14 - 15

NOTES TO FINANCIAL STATEMENTS                                16 - 23

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                  BALANCE SHEET
                                  June 30, 2004

                                     ASSETS

CURRENT ASSETS
  Cash .................................................. $        42
                                                          -----------
               Total Current Assets .....................          42
                                                          -----------



PROPERTY & EQUIPMENT ( net ..............................       1,402
of accumulated depreciationof $ 9,227)                    -----------

OTHER ASSETS
 Deferred Patent Costs ..................................       1,161
                                                          -----------

    Total Assets ........................................ $     2,605
                                                          ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts Payable ...................................... $     5,327
  Due to Related Party ..................................      53,306
                                                          -----------
    Total Current Liabilities ...........................      58,633

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,097,550 Issued and Outstanding .      20,976
  Additional Paid-In Capital ............................   4,648,513
  Deficit Accumulated During Developmental Stage ........  (4,725,517)
                                                          -----------
    Total Stockholders' Deficiency ......................     (56,028)
                                                          -----------

      Total Liabilities and Stockholders' Deficiency .... $     2,605
                                                          ===========



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS


                                      Cumulative From
                                      August 14, 1985     For the Six Months Ended         For the Quarter Ended
                                     (Inception) Through         June 30,                       June 30,
                                       June 30, 2004        2004             2003        2004             2003
                                         -----------    -----------    -----------    -----------    -----------
EXPENSES
  General & Administrative ...........   $ 5,241,822    $    30,114    $    26,623    $    10,055    $    14,095
  Depreciation & Amortization ........       107,934            636            980            318            490
                                         -----------    -----------    -----------    -----------    -----------
    Total Expenses ...................     5,349,756         30,750         27,603         10,373         14,585
                                         -----------    -----------    -----------    -----------    -----------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7) ....       (90,000)          --             --             --             --
  Interest & Other Income (Expense) ..       421,912           (796)          --             (402)          --
  Loss on Marketable Securities ......       (96,529)          --             --             --             --
  Loss on Sale of Equipment ..........       (34,144)          --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
    Total Other Income (Expense) .....       201,239           (796)          --             (402)          --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Income Taxes and
  Extraordinary Item .................    (5,148,517)       (31,546)       (27,603)       (10,775)       (14,585)
Income tax benefit ...................        25,436           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Extraordinary Item ...    (5,123,081)       (31,546)       (27,603)       (10,775)       (14,585)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200) .................       257,800           --             --             --             --
Benefit from utilization of net
  operating losscarryforward .........       139,764           --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
NET (LOSS) INCOME ....................   $(4,725,517)   $   (31,546)   $   (27,603)   $   (10,775)   $   (14,585)
                                         ===========    ===========    ===========    ===========    ===========
Net (Loss) Earnings per Common  Share                   $     (0.02)   $     (0.02)   $     (0.01)   $     (0.01)
                                                        ===========    ===========    ===========    ===========

Weighted Average Number of Common
  Shares Outstanding .................                    2,075,884      1,794,884      2,097,500      1,794,884
                                                        ===========    ===========    ===========    ===========




                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                  Deficit
                                                   Common Stock                  Additional     During the
                                                    # of Shares                   Paid-In      Development
                                                      Issued        Amount        Capital        Stage           Total
                                                   -----------   ------------  ------------   ------------   ------------

To a  Director, for Cash & Other Property
(A, B, C) ......................................     2,518,000   $     2,518   $    11,705    $      --      $    14,223
To Directors & Officers for non-Cash
  Considerations Received (A, B, D) ............       582,750           583        16,900           --           17,483
To Others for non-Cash Considerations
  Received (A, B, D) ...........................        49,250            49         1,428           --            1,477
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1985 ....................     3,150,000         3,150        30,033           --           33,183
Private Placement Offering, Net of
  Issuance Costs of $16,453 (A, E) .............       312,500           312       108,235           --          108,547
Patent License Costs (M) .......................          --            --        (125,000)          --         (125,000)
Dec. 31/86 --Net Loss ..........................          --            --            --          (44,461)       (44,461)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1986 ....................     3,462,500         3,462        13,268        (44,461)       (27,731)
May 7/87--to a Director/Officer for Property
  (A, B, C) ....................................       500,000           500          (500)          --             --
May 12/87--to a Director/Officer for Cash
  (A,F) ........................................       100,000           100        39,900           --           40,000
Reversal of Accrued License Costs (M) ..........          --            --          25,000           --           25,000
Capital Contribution by Principal Stockholder ..          --            --          78,076           --           78,076
Oct. 12/87--Public Offering, net of Costs ......     1,131,010         1,132     1,336,318                     1,337,450
Dec. 31/87--Net Loss ...........................          --            --            --         (176,052)      (176,052)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1987 ....................     5,193,510         5,194     1,492,062       (220,513)     1,276,743
Apr. 7/88--to Directors/Officers for Property
  (A, G) .......................................       800,000           800          --             --              800
May 1/88--to Others for non-Cash Considerations
  Received (A, H) ..............................        95,750            96           (96)          --             --
May 19/88--Proceeds from Public Offering, net of
  Public Offering Costs of .....................     2,300,000         2,300     1,810,413           --        1,812,713
Patent License Costs (M) .......................          --            --        (100,000)          --         (100,000)
Warrants Converted at $1.25 per Share ..........       128,300           128       160,247           --          160,375
Dec. 31/88--Net Loss ...........................          --            --            --         (405,875)      (405,875)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1988 ....................     8,517,560         8,518     3,362,626       (626,388)     2,744,756
Warrants Converted at $2.00 per Share ..........         3,000             3         5,997           --            6,000
Issuance of Stock by Principal Stockholder .....          --            --         110,000           --          110,000
Dec. 31/89--Net Loss ...........................          --            --            --       (1,129,559)    (1,129,559)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1989 ....................     8,520,560         8,521     3,478,623     (1,755,947)     1,731,197
Dec. 31/90--Net Loss ...........................          --            --            --       (1,175,201)    (1,175,201)
                                                   -----------   -----------   -----------    -----------    -----------
BALANCE - DECEMBER 31, 1990 ....................     8,520,560         8,521     3,478,623     (2,931,148)       555,996



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                             Deficit
                                                   Common Stock                Additional   During the
                                                    # of Shares                 Paid-In    Development
                                                      Issued        Amount      Capital       Stage         Total
                                                   -----------   ---------    ---------   ------------   ----------

BALANCE - DECEMBER 31, 1990 ....................    8,520,560        8,521    3,478,623   (2,931,148)      555,996
Jul. 10/91--to Various Parties for Professional
  Services Rendered (A, I) .....................      125,000          125        7,375         --           7,500
Oct. 3/91--to Directors & Officers for non-Cash
  Considerations Received (A, J) ...............       85,000           85        5,015         --           5,100
Dec. 31/91--Net Loss ...........................         --           --           --       (430,800)     (430,800)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1991 ....................    8,730,560        8,731    3,491,013   (3,361,948)      137,796
Aug. 12/92--to an Individual for Professional
  Services Rendered (A, K) .....................       50,000           50        2,950         --           3,000
Dec. 31/92--Net Loss ...........................         --           --           --       (173,144)     (173,144)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1992 ....................    8,780,560        8,781    3,493,963   (3,535,092)      (32,348)
Feb. 12/93--to a Related Entity in Consideration
  for Deferral of Loan Repayment (A, L) ........       46,850           47        2,753         --           2,800
Dec. 31/93--Net Loss ...........................         --           --           --       (450,366)     (450,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1993 ....................    8,827,410        8,828    3,496,716   (3,985,458)     (479,914)
Feb. 22/94--to Various Parties for Professional
  Services Rendered (A,N) ......................       75,000           75        7,425         --           7,500
Jul. 25/94--to an Individual for Professional
  Services Rendered (A, O) .....................       30,000           30        5,970         --           6,000
Jul. 25/94--to Various Parties for Secretarial
  Services Rendered (A,P) ......................       10,000           10        1,990         --           2,000
Dec. 31/94--Net Loss ...........................         --           --           --       (198,366)     (198,366)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1994 ....................    8,942,410        8,943    3,512,101   (4,183,824)     (662,780)
Jul. 25/95--to an Individual for Professional
  Services Rendered (A, Q) .....................      125,000          125       18,625         --          18,750
Dec. 31/95--Net Loss ...........................         --           --           --       (103,635)     (103,635)
                                                   ----------   ----------   ----------   ----------    ----------
BALANCE - DECEMBER 31, 1995 ....................    9,067,410        9,068    3,530,726   (4,287,459)     (747,665)
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, R) .....................       25,000           25        3,725         --           3,750
Jul. 12/96--to an Individual for Professional
  Services Rendered (A, K) .....................       60,000           60        8,940         --           9,000
Aug. 28/96--to an Individual for Professional
  Services Rendered (A,S) ......................       30,000           30        4,470         --           4,500
Aug. 28/96--to an Individual for Professional
  Services Rendered (A, T) .....................       50,000           50        7,450         --           7,500



                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                  Deficit
                                                     Common Stock                  Aditional     During the
                                                      # of Shares                   Paid-In      Development
                                                         Issued        Amount        Capital        Stage           Total
                                                      -----------   ------------  ------------   ------------   ------------

Sep. 13/96--to the President/Principal Shareholder
in Exchange for Accrued Salaries Waiver ...........     2,000,000          2,000       298,000          --          300,000
up to  12/31/96 (A, U)
Dec. 31/96--Net Loss ..............................          --             --            --         (39,711)       (39,711)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1996 .......................    11,232,410         11,233     3,853,311    (4,327,170)      (462,626)
Feb. 26/97--to Director/Officer for Professional
  Services Rendered (A, V) ........................        50,000             50         8,950          --            9,000
Feb. 26/97--to an Individual for Professional
  Services Rendered (A, W) ........................        15,000             15         2,685          --            2,700
Nov. 5/97--to an Individual for Professional
  Services Rendered (A, P) ........................        20,000             20         2,980          --            3,000
Nov. 5/97--to a Financial Public Relations Company
  for Professional Services Rendered (A, X) .......       226,100            226        24,634          --           24,860
Nov. 5-97--to a Consulting Company for Professional
  Services Rendered (A, Y) ........................       100,000            100        10,900          --           11,000
Dec. 31/97--Net Gain ..............................          --             --            --         349,910        349,910
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1997 .......................    11,643,510         11,644     3,903,460    (3,977,260)       (62,156)
Jan. 22/98--to a Financial Public Relations Co. ...
  for Professional Services Rendered (X) ..........       200,000            200        21,800          --           22,000
Apr. 13/98-- for Professional Services Rendered (X)       100,000            100        14,900          --           15,000
Jun. 4/98--for Profssional Services Rendered (Y) ..        50,000             50         8,950          --            9,000
Aug. 4/98--for Professional Services Rendered (R) .        50,000             50        10,450          --           10,500
Dec. 31/98--Net Loss ..............................          --             --            --         (71,231)       (71,231)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1998 .......................    12,043,510         12,044     3,959,560    (4,048,491)       (76,887)
Feb. 1/99--to 1 Reverse Stock Split ...............   (10,839,159)          --            --            --             --
Varous/99--for Professional Services Rendered .....        66,000            660        22,825          --           23,485
Dec. 31/99--Net Loss ..............................          --             --            --         (64,319)       (64,319)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 1999 .......................     1,270,351         12,704     3,982,385    (4,112,810)      (117,721)
Feb. 28/00--for Professional Services Rendered ....         7,000             70        26,180          --           26,250
Apr. 2/00--for Professional Services Rendered .....         4,000             40         8,680          --            8,720
Apr. 12/00--for Professional Services Rendered ....           500              5         1,245          --            1,250
Jul. 26/00--for Professional Services Rendered ....         2,500             25         1,850          --            1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt ..........................       140,283          1,403       146,380          --          147,783
Dec. 31/00--Net Loss ..............................          --             --            --         (58,999)       (58,999)
                                                      -----------    -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2000 .......................     1,424,634         14,247     4,166,720    (4,171,809)         9,158



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)



                                                                                                  Deficit
                                                 Common Stock                  Aditional     During the
                                                 # of Shares                   Paid-In      Development
                                                    Issued        Amount        Capital        Stage           Total
                                                 -----------   ------------  ------------   ------------   ------------

Jan. 11/01--for Professional Services Rendered        14,500            145         67,355                       67,500
Jan./Apr 01--Stock Option for Services .......                                      34,500                       34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000            350         34,650                       35,000
May 11/01--Exercise of Stock Option for Cash .        25,000            250          9,125                        9,375
Jul. 31/01--for Professional Services Rendered         9,000             90         80,910                       81,000
Dec. 31/01--Net Loss .........................                                                  (217,357)      (217,357)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134         15,082      4,393,260    (4,389,166)        19,176
Jan/Nov 02--for Services .....................        12,750            127         26,362                       26,489
Jul. 02--Stock Options for Services ..........                                      87,555                       87,555
Aug. 14/02--Exercise of Stock Option for Cash        265,000          2,650         23,850                       26,500
Dec 31/02--Net Loss ..........................                                                  (158,691)      (158,691)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2002 ..................     1,785,884         17,859      4,531,027    (4,547,857)         1,029
Mar/Nov 03--Stock for Services ...............        30,000            300         27,300                       27,600
July 22/03--Exercise of Stock Options for Cash       235,000          2,350         21,150                       23,500
Dec. 31/03--Net Loss .........................                                                  (146,114)      (146,114)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2003 ..................     2,050,884    $    20,509    $ 4,579,477   $(4,693,971)   $   (93,985)
                                                 -----------    -----------    -----------   -----------    -----------
Feb 6/03--Stock for Payables .................        46,666            467         69,036                       69,503
Mar. 31/04--Net Loss .........................                                                   (20,771)       (20,771)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 2004 .....................     2,097,550    $    20,976    $ 4,648,513   $(4,714,742)   $   (45,253)
                                                 -----------    -----------    -----------   -----------    -----------
Jun. 30/04--Net Loss .........................                                                   (10,775)       (10,775)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - JUNE  30, 2004 .....................     2,097,550         20,976      4,648,513    (4,725,517)       (56,028)
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

(A2) In 2003, 30,000 shares of common stock, valued at $ 27,600 were issued for services.

(A3) In February 2004, the company issued 46,666 shares of common stock in settlement of accounts payable of $69,503.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS



                                                      Cumulative from   For the Six Months Ended
                                                     Aug. 14, 1985 to         June 30,
                                                       June 30, 2004      2004            2003
                                                       ------------   -----------    -----------

Cash Flows From:
OPERATING ACTIVITIES
Net Loss ...........................................   $(4,725,517)   $   (31,546)   $   (27,603)
Adjustments to Reconcile Net Loss ..................          --             --             --
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization ......................       106,867            636            980
  Loss on marketable Securities ....................       130,741           --             --
  Expired Public Offering Costs ....................       110,000           --             --
  Cancellation of Stockholder Note Receivable ......        55,490           --             --
  Stock & Options Issued in Lieu of Cash for .......          --
    Professional Services ..........................       896,966           --           12,900
  Loss on Sale of Equipment ........................        34,144           --             --
  Decrease (Increase) in Other Assets ..............        (1,161)          --             --
  Decrease (Increase) in Prepaid Expenses ..........          --             --             --
  Increase (Decrease) in Due to Related Party ......        41,767         22,699         15,543
  Increase (Decrease) in Payables & Accrued Expenses        89,263          8,243         (1,184)
                                                       -----------    -----------    -----------

Net Cash Provided (Used) in Operating Activities ...    (3,261,440)            32            636
                                                       -----------    -----------    -----------

INVESTING ACTIVITIES
  Purchase of Marketable Securities ................      (130,741)          --             --
  Purchases of Property & Equipment ................      (126,062)          --             --
  Patent License Expenditures ......................      (201,864)          --             --
  Proceeds from Sales of Equipment .................        22,994           --             --
                                                       -----------    -----------    -----------

Net Cash Provided (Used) in Investing Activities ...      (435,673)          --             --
                                                       -----------    -----------    -----------


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                      Cumulative from   For the Six Months Ended
                                                     Aug. 14, 1985 to         June 30,
                                                       June 30, 2004      2004            2003
                                                       ------------   -----------    -----------

FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings       234,783           --            --
  Proceeds from Issuance of Stock-Public Offerings      3,150,163           --            --
  Proceeds Exercise of Warrants/Options ...........       334,733           --            --
Capital Contributions .............................        78,076           --            --
Net Receipts/Advances to Stockholder ..............      (100,600)          --            --
                                                      -----------   -----------     -----------

Net Cash Provided (Used) by Financing Activities ..     3,697,155           --            --
                                                      -----------   -----------     -----------

NET INCREASE (DECREASE) IN CASH ...................          --               32           636

CASH - BEGINNING ..................................          --               10            76
                                                      -----------   -----------     -----------

CASH - ENDING .....................................   $        42   $        42     $      712
                                                      ===========   ===========     ===========

CASH PAID FOR INTEREST EXPENSE ....................                 $      --       $      --
CASH PAID FOR INCOME TAX ..........................                 $      --       $      --
46,666 SHARES OF COMMON STOCK ISSUED FOR PAYABLES .                 $    69,503     $      --





                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004

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

          EARNINGS (LOSS) PER COMMON SHARE

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2004 and 2003 since the effect would have been anti-dilutive to the Company's net loss per common share.

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

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

          RECLASSIFICATION

          Certain items were reclassified in the Statement of Operations for the six months ended June 30, 2004 as compared to the three months ended March 31, 2004.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)





                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

NOTE 4. LICENSE AGREEMENT AND PATENTS ISSUED

          The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed. The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet-e-commerce, known as the domain name ubuydebitcards.com are now in process of receive patent allowances.

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

NOTE 6. STOCK OPTIONS

          OTHER STOCK OPTIONS (CONTINUED)

          A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2002 and 2003, and changes during the years then ended is presented below:

                                                                 Year Ended December 31,
                                                            2002                         2003
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------
Outstanding at beginning of year              1,327,500       $ 2.50      1,427,000        $ 3.33
Granted                                         754,000       $ 3.34             --            --
Exercised                                      (265,000)      $   --       (235,000)           --
Forfeited/Expired                              (389,500)      $   --       (138,000)           --
                                         ---------------              --------------
Outstanding at end of year                    1,427,000       $ 3.33      1,054,000        $ 2.74
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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2004

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

                                  June 30, 2004

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  July 30, 2004         By: /s/   VINCENT CUERVO
                                 ----------------------------
                                 Vincent Cuervo, Chief Executive Officer


Date:  July 30, 2004         By: /s/   CHARLES A. MENENDEZ
                                 -------------------------
                                 Charles A. Menendez, President and
                                 Chief Financial Officer