Form 10QSB
period 2004-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-11-10
CIK 803260

FORM 10 QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2004

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

Yes  [X]   No  [ ]

The number of shares outstanding of the registrant common stock is 2,150,550 (as of September 30, 2004).

Transitional Small Business Disclosure Format
Yes  [X]   No  [ ]


Item 1. - Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30, 2004
                --------------------------------------------


         		                                      Page
FINANCIAL STATEMENTS

	BALANCE SHEET                                         F-1
	STATEMENTS OF OPERATIONS                              F-2
	STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          F-3-6
	STATEMENTS OF CASH FLOWS                              F-7

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                  BALANCE SHEET
                                 September 30, 2004

                                     ASSETS

CURRENT ASSETS
  Cash .................................................. $        96
                                                          -----------
               Total Current Assets .....................          96
                                                          -----------



PROPERTY & EQUIPMENT ( net ..............................       1,084
of accumulated depreciationof $ 9,554)                    -----------

OTHER ASSETS
 Deferred Patent Costs ..................................       1,161
                                                          -----------

    Total Assets ........................................ $     2,341
                                                          ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts Payable ...................................... $     4,077
  Due to Related Party ..................................      59,376
                                                          -----------
    Total Current Liabilities ...........................      63,453

Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,150,550 Issued and Outstanding .      21,505
  Additional Paid-In Capital ............................   4,705,183
  Deficit Accumulated During Developmental Stage ........  (4,787,800)
                                                          -----------
    Total Stockholders' Deficiency ......................     (61,112)
                                                          -----------

      Total Liabilities and Stockholders' Deficiency .... $     2,341
                                                          ===========



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS

                                      Cumulative From
                                      August 14, 1985     For the Nine Months Ended      For the Three Months Ended
                                     (Inception) Through     September 30,2004                September 30,
                                     September 30, 2004      2004             2003        2004             2003
                                         -----------    -----------    -----------    -----------    -----------

EXPENSES
  General & Administrative ...........   $ 5,303,216    $    91,509    $   235,790    $    61,394    $     9,167
  Depreciation & Amortization ........       108,252            953          1,059            318             79
                                         -----------    -----------    -----------    -----------    -----------
    Total Expenses ...................     5,411,468         92,462         36,849         61,712          9,246
                                         -----------    -----------    -----------    -----------    -----------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7) ....       (90,000)          --             --             --             --
  Interest & Other Income (Expense) ..       421,341         (1,357)          --            (571)           --
  Loss on Marketable Securities ......       (96,529)          --             --             --             --
  Loss on Sale of Equipment ..........       (34,144)          --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------
    Total Other Income (Expense) .....       200,668         (1,357)          --            (571)           --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Income Taxes and
  Extraordinary Item .................    (5,210,800)       (93,829)       (36,849)      (62,283)        (9,246)
Income tax benefit ...................        25,436           --             --              --            --
                                         -----------    -----------    -----------    -----------    -----------
Net Loss before Extraordinary Item ...    (5,185,364)       (93,829)       (36,849)      (62,283)        (9,246)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200) .................       257,800           --             --              --            --
Benefit from utilization of net
  operating losscarryforward .........       139,764           --             --              --            --
                                         -----------    -----------    -----------    -----------    -----------
NET (LOSS) INCOME ....................   $(4,787,800)   $   (93,829)   $   (36,849)   $   (62,283)   $   (9,246)
                                         ===========    ===========    ===========    ===========    ===========
Net (Loss) Earnings per Common  Share                   $     (0.05)   $     (0.02)   $     (0.03)   $    (0.01)
                                                        ===========    ===========    ===========    ===========

Weighted Average Number of Common
  Shares Outstanding .................                    2,084,665      1,794,884      2,115,300      1,935,884
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



                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                              Deficit
                                                 Common Stock                  Aditional     During the
                                                 # of Shares                   Paid-In      Development
                                                    Issued        Amount        Capital        Stage           Total
                                                 -----------   ------------  ------------   ------------   ------------
Jan. 11/01--for Professional Services Rendered        14,500            145         67,355           --         67,500
Jan./Apr 01--Stock Option for Services .......                                      34,500           --         34,500
Jan. 31/01--Exercise of Stock Options for Cash        35,000            350         34,650           --         35,000
May 11/01--Exercise of Stock Option for Cash .        25,000            250          9,125           --          9,375
Jul. 31/01--for Professional Services Rendered         9,000             90         80,910           --         81,000
Dec. 31/01--Net Loss .........................            --             --             --     (217,357)      (217,357)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2001 ..................     1,508,134         15,082      4,393,260    (4,389,166)        19,176
Jan/Nov 02--for Services .....................        12,750            127         26,362            --         26,489
Jul. 02--Stock Options for Services ..........                                      87,555            --         87,555
Aug. 14/02--Exercise of Stock Option for Cash        265,000          2,650         23,850            --         26,500
Dec 31/02--Net Loss ..........................            --             --            --       (158,691)      (158,691)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2002 ..................     1,785,884         17,859      4,531,027    (4,547,857)         1,029
Mar/Nov 03--Stock for Services ...............        30,000            300         27,300            --         27,600
July 22/03--Exercise of Stock Options for Cash       235,000          2,350         21,150            --         23,500
Dec. 31/03--Net Loss .........................            --             --             --      (146,114)      (146,114)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - DECEMBER 31, 2003 ..................     2,050,884    $    20,509    $ 4,579,477   $(4,693,971)   $   (93,985)
                                                 -----------    -----------    -----------   -----------    -----------
Feb 6/03--Stock for Payables .................        46,666            467         69,036                       69,503
Mar. 31/04--Net Loss .........................            --             --             --       (20,771)       (20,771)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 2004 .....................     2,097,550    $    20,976    $ 4,648,513   $(4,714,742)   $   (45,253)
                                                 -----------    -----------    -----------   -----------    -----------
Jun. 30/04--Net Loss .........................            --             --             --       (10,775)       (10,775)
                                                 -----------    -----------    -----------   -----------    -----------
BALANCE - JUNE  30, 2004 .....................     2,097,550    $    20,976      4,648,513    (4,725,517)       (56,028)
                                                 -----------    -----------    -----------   ------------   ------------
July/Sept04--Stock for Professional Services          53,000            530         56,670            --         57,200
Sept. 30/04--Net Loss                                     --             --             --       (62,283)       (62,283)
                                                 ------------   -----------    ------------   ------------   ------------
BALANCE-SEPTEMBER 30, 2004                         2,150,550    $    21,506    $ 4,705,183   $(4,787,800)    $ (118,311)
                                                 ============  =============   ============  =============   ============

                             (See Accompanying Notes to Financial Statements)

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

(M) In connection with a license agreement between the Company and its principal stockholder, the stockholder was paid a fee in the amount of $200,000 from the proceeds and earnings of the Company's October 1987 self- underwriting public offering. The $200,000 fee was charged to additional paid- in capital.

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

(A3) In February 2004, the company issued 46,666 shares of common stock in settlement of accounts payable of $69,503. In July 2004, 25,000 shares of common stock, valued at $25,000 were issued for services. In September 2004, 28,000 shares of common stock, valued at $32,200 were issued for services.
                        (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                      Cumulative from   For the Nine Months Ended
                                                     Aug. 14, 1985 to        September 30,
                                                    September 30, 2004      2004           2003
                                                      ------------      -----------    -----------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss ...........................................   $(4,787,800)   $   (93,829)   $   (36,849)
Adjustments to Reconcile Net Loss ..................            --             --             --
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization ......................       107,185            954          1,059
  Loss on marketable Securities ....................       130,741             --             --
  Expired Public Offering Costs ....................       110,000             --             --
  Cancellation of Stockholder Note Receivable ......        55,490             --             --
  Stock & Options Issued in Lieu of Cash for Services      954,166         57,200         12,900
  Loss on Sale of Equipment ........................        34,144             --             --
  Decrease (Increase) in Other Assets ..............        (1,161)            --             --
  Increase in Due to Related Party .................        59,376         28,769          1,380
  Increase (Decrease) in Payables & Accrued Expenses        76,473             86         (1,184)
                                                       -----------    -----------    -----------


Net Cash Provided (Used) in Operating Activities        (3,261,386)            86        (22,694)
                                                       -----------     -----------    -----------
INVESTING ACTIVITIES
  Purchase of Marketable Securities ................      (130,741)            --             --
  Purchases of Property & Equipment ................      (126,062)            --           (835)
  Patent License Expenditures ......................      (201,864)            --             --
  Proceeds from Sales of Equipment .................        22,994             --             --
                                                       -----------    -----------    -----------

Net Cash Provided (Used) in Investing Activities ...      (435,673)            --             --
                                                       -----------    -----------    -----------
FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings       234,783              --             --
  Proceeds from Issuance of Stock-Public Offerings      3,150,163              --             --
  Proceeds Exercise of Warrants/Options ...........       334,733              --         23,500
Capital Contributions .............................        78,076              --             --
Net Receipts/Advances to Stockholder ..............      (100,600)             --             --
                                                      -----------     -----------     -----------

Net Cash Provided (Used) by Financing Activities ..     3,697,155              --         23,500
                                                      -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH ...................            96             86             (29)

CASH - BEGINNING ..................................            --             10              76
                                                      -----------     -----------     -----------

CASH - ENDING .....................................   $       96   $          96     $        47
                                                      ===========    ===========     ===========
                                 (See Accompanying Notes to Financial Statements)

                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                         Notes to Financial Statements
                               September 30, 2004

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

Reclassification

Certain items were reclassified in the Statement of Operations for the nine months ended September 30, 2004 as compared to the six months ended June 30, 2004.

NOTE 2.	GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses prior to commencement of operations and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2005.

NOTE 3.	DUE FROM STOCKHOLDER

Due from stockholder consisted of various non-interest bearing and due upon demand advances.

NOTE 4.	LICENSE AGREEMENT AND PATENTS ISSUED

The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark "Resource". On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder. The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances. On April 24, 2000 the U.S. Patent and Trademarks Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed. The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet-e-commerce, known as the domain name ubuydebitcards.com are now in process of receive patent allowances.

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

NOTE 6.	STOCK OPTIONS

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

NOTE 6.	STOCK OPTIONS

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

NOTE 11. LITIGATION

In January 2003, in the United States District Court for the Southern District of Florida, Company filed a patent infringement case (Number 03-020094) against Home Depot USA Inc., d/b/a/ Sam's East Inc., d/b/a/ Sam's Club, Starbucks Coffee Company, Urban Coffee Opportunities LLC and Wal-Mart Stores Inc. On September 30, 2004, the court ruled in favor of the defendants. The company is appealing the decision.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transaction and Disclosure and Amendment of FASB Statement No. 123" (SFAS 148) in December 2002. SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing an alternative method of transition for a voluntary changes to the fair value based method of accounting for stock-based employee compensation. Also, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS 148 did not affected our financial statements.

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

Item 2.   Management's Plan Of Operation


The Quarter ending September 30, 2004 was an intense Quarter for Default Proof Credit Card System. We couldn't accomplish the targets that we were looking for but we did fulfill an unavoidable one.

As of January 15, 2003 the Niro, Scavone, Haller and Niro, Law Firm on behalf of the Company filed a lawsuit, the Company contends in the lawsuit filed in federal court in Miami, Florida that Home Depot, Wal-Mart, Sam's Club and Starbucks are infringing on its patent for the system that dispenses prepaid debit cards. Claims in a lawsuit filed in U.S. District Court in Miami that the corporate giants are all violating its patent by dispensing prepaid debit cards without them paying the Company a licensing fee for selling the cards.

The  company  is  demanding   "adequate"   compensation   for  the  alleged
infringement, a permanent injunction prohibiting further infringement and attorneys fees and costs. As of July 17, 2003, under the Court orders mediation between the Plaintiff and Defendants took place at Coral Gables, Florida during which the defendants served the Plaintiff an unexpected Motion for Summary Judgment. The Court Ruling on the motion for Summary Judgment is expected early in 2005. The result is of vital importance for the Company's future and stability.

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



Item 3.   Controls and Procedures.

  (a) Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that our disclosure controls and procedures are adequate.

  (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  (c)  Not applicable

Code of Ethics:

We intend to adopt a code of ethics in 2004 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions. We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future. We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

 PART II  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K.

a) Exhibits

31.1      Rule 13a-14(a)/15d-14(a) Certifications-CEO
31.2      Rule 13a-14(a)/15d-14(a) Certifications-CFO
32.1      Section 1350 Certifications-CEO
32.2      Section 1350 Certifications-CFO

b) Form 8-K's: None


                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

 By:/s/VINCENT CUERVO
 ------------------------
    Vincent Cuervo, Chief Executive Officer


By: /s/CHARLES A. MENENDEZ
-------------------------------
Charles A. Menendez, President and  Chief Financial Officer


Date: November 09 , 2004