Form 10QSB/A
period 2004-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2004-12-22
CIK 803260

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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                                      Cumulative from   For the Nine Months Ended
                                                     Aug. 14, 1985 to        September 30,
                                                    September 30, 2004      2004           2003
                                                      ------------      -----------    -----------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss ...........................................   $(4,787,800)   $   (93,829)   $   (36,849)
Adjustments to Reconcile Net Loss ..................            --             --             --
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization ......................       107,185            954          1,059
  Loss on marketable Securities ....................       130,741             --             --
  Expired Public Offering Costs ....................       110,000             --             --
  Cancellation of Stockholder Note Receivable ......        55,490             --             --
  Stock & Options Issued in Lieu of Cash for Services      954,166         57,200         12,900
  Loss on Sale of Equipment ........................        34,144             --             --
  Decrease (Increase) in Other Assets ..............        (1,161)            --             --
  Increase in Due to Related Party .................        59,376         28,769          1,380
  Increase (Decrease) in Payables & Accrued Expenses        76,473          6,992         (1,184)
                                                       -----------    -----------    -----------


Net Cash Provided (Used) in Operating Activities        (3,261,386)            86        (22,694)
                                                       -----------     -----------    -----------
INVESTING ACTIVITIES
  Purchase of Marketable Securities ................      (130,741)            --             --
  Purchases of Property & Equipment ................      (126,062)            --           (835)
  Patent License Expenditures ......................      (201,864)            --             --
  Proceeds from Sales of Equipment .................        22,994             --             --
                                                       -----------    -----------    -----------

Net Cash Provided (Used) in Investing Activities ...      (435,673)            --             --
                                                       -----------    -----------    -----------
FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings       234,783              --             --
  Proceeds from Issuance of Stock-Public Offerings      3,150,163              --             --
  Proceeds Exercise of Warrants/Options ...........       334,733              --         23,500
Capital Contributions .............................        78,076              --             --
Net Receipts/Advances to Stockholder ..............      (100,600)             --             --
                                                      -----------     -----------     -----------

Net Cash Provided (Used) by Financing Activities ..     3,697,155              --         23,500
                                                      -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH ...................            96             86             (29)

CASH - BEGINNING ..................................            --             10              76
                                                      -----------     -----------     -----------

CASH - ENDING .....................................   $       96   $          96     $        47
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

 PART II  OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K.

a) Exhibits

31.1      Amended Rule 13a-14(a)/15d-14(a) Certifications-CEO
31.2      Amended Rule 13a-14(a)/15d-14(a) Certifications-CFO
32.1      Amended Section 1350 Certifications-CEO
32.2      Amended Section 1350 Certifications-CFO

b) Form 8-K's: None


                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

 By:/s/VINCENT CUERVO
 ------------------------
    Vincent Cuervo, Chief Executive Officer


By: /s/CHARLES A. MENENDEZ
-------------------------------
Charles A. Menendez, President and  Chief Financial Officer


Date: December 22 , 2004