Form 10KSB
period 2004-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-03-28
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

                   For the fiscal year ended December 31, 2004
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

                                Yes  [X]    No [ ]
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

The issuer's revenue for its most recent fiscal year was: Nil

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of February 24, 2005 of shares issued and outstanding of the registrant's common stock $0.01 par value was $5,645,062.50 and as of February 24, 2005 the amount of shares issued and outstanding was:2,150,550.


                           Forward-Looking Statements

This annual Report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this annual report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

DEFAULT PROOF CREDIT CARD SYSTEM, Inc.

Management

                                     PART I

ITEM 1: HISTORY OF THE COMPANY and BUSINESS

Operations commenced in 1986 with the license granted to it by the Company's president ,Vincent Cuervo, of his early intellectual property referred to as "The Resource Default Proof Method System" patents. Agreements and considerations between him and the Company were executed and patent applications, patents and other proprietary rights to the system, including the right to use the registered trademark: RESOURCE, where among them.

Since inception, the Company has generated low revenues from operations and its activities have consisted primarily of organizational activities, development of the patented system, and preliminary marketing activities. During the period from April 1989 through February 1995, the Company's marketing activities were interrupted due to litigation involving the unauthorized use or disclosure of the Company's proprietary information. As a consequence the Company's cash flow deteriorated.

The Company was listed with NASDAQ until June 1991. Due to the extraordinary legal fees and expenses incurred during four years of litigation with a bank, the Company was delisted at that time for falling below NASDAQ's minimum financial requirements. Since then the common stock of the Company has been traded on the over-the-counter market. The symbol is DPRS, and is quoted through OTC:BB.

Default Proof Credit Card System, Inc. (the "Company" or "DPCCS"), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured, prepaid, stored value, gift, payroll, credit and debit cards, that are a safer lending risk for the issuers. The Company's first secured type cards were marketed under the trademark RESOURCE. Presently the Company owns patents and other intellectual property as the U.S. Patent No. 6,105,009 "The Automated Teller Machine Dispenser of Prepaid Debit Cards", "The Prepaid Debit Card Dispensed at P-O-S Terminals, U.S. Patent No. 6,405,182,and agreements and considerations on patents pending related to prepaid debit and stored value cards.

THE COMPANY'S PATENTS AND PATENT PENDING APPLICATIONS

Default Proof Credit Card System, Inc. is a publicly held Florida Corporation that was duly organized in 1985. Through the deployment of its patented ATM Debit Card Dispenser (US Patent No. 6,105,009), the System for dispensing Prepaid Debit Cards Through Point of Sale Terminals (US Patent No. 6,405,182
TM ), and has consideration and agreements which were mutually ratified between the Company and the inventor, Vincent Cuervo. The "Internet Website Program For the Purchase, Issue and Dispensing of Debit Cards", US Patent Application No.9,207,854 filed on December 8, 1998 fully described at the Company's website UBUYDEBITCARDS.COM, which on January 28, 2005, Cuervo the inventor received from the Board of Appeals and Interference of the United States Patent and Trademark Office notice that on Appeal No.2005-0024 filed by Appellant Vincent Cuervo on June 30, 2001 the examiner's rejection decision on this application #09.207,854 was reversed, consequently the issue of it's related US Patent is expected promptly. The company is poised for delivery and issuance to the worldwide market of Prepaid Debit Cards.

On December 27, 2004 Vincent Cuervo the inventor received notice from the Mexico Institute of Industrial Property, Directive Division of Patents ("Instituto Mexicano de la Propiedad Industrial, Direccion Divisional de Patentes") granting a Patent to his application "Prepaid Debit Cards System" in Mexico.

Some of these intellectual property patents and/or pending applications have considerations and agreements to be mutually ratified for the assignment to Default Proof Debit Card System, Inc., which will allow the offer for purchase, issuance and delivery of prepaid debit cards that consumers will obtain from their local stores, through the US Postal service, overnight delivery services online, or at an ATM machine, at their convenience. The Company feels that these products give it an important advantage in the debit card market.

"PREPAID DEBIT CARD SYSTEM" filed in the United Kingdom, Germany, Spain, Mexico and Canada through the Patent Cooperation Treaty for the worldwide protection of the Company's patents and patent pending applications priority date. On December 2, 2004 the Company have received notice of the approval, issued and patent certificate for the country of MEXICO.

The latest filed application took place on January 15, 2003 patent application pending Number 10/342,991. These patent pending applications are related to various aspects of the purchase, issuance, activation, delivery and dispensing of Prepaid Debit Cards known as stored value cards, gift cards, payroll cards, cash cards, debit cards, and other similar names. Most of these U.S. patents, and patent pending applications are continuation in part of the Company's U.S. Patent 6,405,182, and Patent 6,105,009 and most are continuation in part of patent application number 08/877,006 that was filed on June 9, 1997 and now abandoned. Most of the above referenced Intellectual Property are protected under the United States and International copyright laws, as well as nationwide and in Florida trademark rights. RESOURCE is a Registered Trademark of the Company.

The Company offers licenses of it's patents and patent pending applications, the prepaid debit cards to be sold via numerous innovative and traditional channels including retailers and entities, Over-the-Counter at stores, through the U.S. Postal Services, the Internet, and other ways.

"Automated Teller Machine Dispenser of Debit Cards", ("ATMDDC") U.S. Patent No. 6,105,009 is a patented system and technology for controlled purchase, issuance and dispensing of prepaid debit cards. The consumer designs its own prepaid debit card in accordance with his/her needs and economic means, or the spending amount to be prepaid that is desired.

The U.S. Patent # 6,405,182, the "UBUYDEBITCARDS" patent pending, as well as the remaining patent pending applications, should be essential for maximizing the potential of the ATMDDC and in the overall marketing plans of the Company.

These prepaid debit cards do not require a previous or formal banking relationship with the issuer or sponsor. Market research indicates hat several automated teller machine dispensers of prepaid debit cards have been manufactured and are in use in the United States of America without a company's license. Information and search is underway and when completed consideration will be given to pursue litigation for patent infringement.

ATM DEBIT CARDS DISPENSER U.S. Patent # 6,105,009 - Potential Revenue

The Company's potential revenues are projections from the royalties or fees generated from licenses, and among others the manufacture, use, importation, sale and/or offer for sale of patented ATMs and from licenses issued to financial entities that own their own ATMs and would like to benefit by adding the many features available in this patent. There are several options as an up front fee, a fee per card purchased and transactions and others, are among the projected future revenue income for the Company.

THE COMPANY'S PATENT NUMBER 6,405,182 and POTENCIAL REVENUE

"System for Dispensing Prepaid Debit Cards Through POS Terminals" U.S. patent No. 6,405,182 is continuation in part of U.S. Patent No. 6,105,009 which is a continuation in part of patent application number 08/877,006 now abandoned. These Prepaid Debit Cards would be offered, sold, purchased, loaded and reloaded at participating licensed retailer locations, such as supermarkets, pharmacies, convenience stores, entities of any kind, as well as from merchants and retail outlets. Virtually anyone, anywhere in the world could be a purchaser of one or multiple cards.

The Company expects that the licenses for its U.S. Patent No. 6,405,182 that will allow the offering and selling of cards at merchant's registers will consist of an upfront amount per licensee agreement, a flat annual fee, a small fee per card transaction or per card issued.

U.S. Patent No. 6,405,182, issued June 11, 2002 the prepaid debit card that offers it is not linked to a bank account or any other kind of bank credit instruments.

It appears that Prepaid Debit Card Program while in patent pending application status, have been copied, sold, offered, and marketed under different names (like Gift Card, Payroll Card, Stored Value Card, Prepaid Card, and several others) without a license agreement with Default Proof Credit Card Systems; regardless of efforts by Default Proof management to engage in license agreements with several corporations and business entities. The program, now protected under U.S. Patent Number 6,405,182, and by its Continuation In Part of U.S. Patent 6,105,009, offers the debit card without a bank relation, money transfers card to card, person to card, teenager programs, payroll, access to college students, and many other features like the re-loading and replacement of the card. This prepaid debit card will not require to be linked to a bank checking account, and may be reloaded and replaced if lost.

Consumers receiving, shopping and/or prepaying, the DPCCS prepaid debit cards will have the opportunity to select and design their cards with features that would be unique to it, including the line of credit amount, which may be associated to the "twin, or multiple cards" feature as an inexpensive and convenient way to secure money transfers.

Also these transactions should be performed through the Internet http://ubuydebitcards.com as soon after the "The Internet Prepaid Debit Card Program for the puchase, issue and dispensing of debit cards" patent pending application receives a Notification of Patent Allowance from the Patent and Trademarks Office. This prepaid debit card, purchased over the Internet, in the future, among other ways, may be dispensed at ATM (ATMDDC, U.S. Patent No.6,105,009) at a location convenient to the purchaser,(or user if different), been this one of many ways of delivery or obtaining it since the card purchasers through the Internet Prepaid Debit Card Program patent pending, would will have different choices like to picked it up at any branch of a participating bank or retail store, or request that be mailed through the US Postal Service or by overnight delivery at an indicated address, ubuydebitcards.com should provide another solution to securing a prepaid debit card. There is no assurance that a patent, related to this patent pending application, will be issued.

Any licensed retailer, as well as a financial institution may offer and issue the prepaid debit cards. The issuer will also serve as the depository for the prepaid funds that represent the stored value in the cards.

MORE ON PENDING PATENT APPLICATIONS

"Internet Website Program For the Purchase, Issue and Dispensing of Debit Cards" is a patent pending application. It was filed on December 8, 1998, now is waiting for the decision at the US Patent and Trademark Office's Board of Appeals and Interference reversing the examiner final rejection of all claims over 3 years ago and the inventor and applicant of this application, Dr. Vincent Cuervo, the Company's CEO is expecting that the examiner's decision is reverse. This application illustrates, in detail, claims which are related to prepaid debit cards to be purchased by means of e-commerce transactions, online on the Internet.

When this patent is granted accessing the Company's web site, http://ubuydebitcards.com, in the internet, applicants will soon be able to apply for a self designed, prepaid debit card for any dollar amount and/or in any international currency.

The Patent Cooperation Treaty (PCT) application was filed by Cuervo to secure the International Priority Claim for the prepaid debit card pending applications. The countries selected are Canada, Mexico, Great Britain, Germany and Spain.

On December 27, 2004 the following News Release was made: Default Proof Credit Card System also congratulates Dr. Cuervo for the notice he just received from the Mexico Institute of Industrial Property, Directive Division of Patents ("Instituto Mexicano de la Propiedad Industrial, Direccion Divisional de Patentes") granting a Patent to his application "Prepaid Debit Cards System" in Mexico.

The patent application "CREDIT OR DEBIT CARDS OF ALL KINDS ISSUED WITH A BANK SAVINGS ACCOUNT ATTACHED" it is now abandoned, also the patent pending application "Multiple Accounts and Purposes Card Method and System" it is now abandoned.

On January 15,2003 Cuervo filed the now pendingapplication number

10/342,991 as a continuation in part of U.S. patent Numbers 6,405,182 and 6,105,009 which are continuation in part of application 08/877.006 file on June 1997 and abandoned, this application entitled "System & Process For Debit Cards Dispensing" is still on patent pending status at the PTO.

The described Company's patents and patent pending applications represent the methods and systems to solicit, purchase, deliver, activate and/or dispense prepaid debit cards. There is no assurance that any of the above mentioned patent pending applications will result in a grant of the related issued patent.

INDUSTRY REVIEW

Prepaid gift cards: Trendy, Practical, Popular-The Miami Herald, Miami, FL Nov. 25, 2004-

A growing number of shoppers are no longer worrying about the right color or size. They're joining the latest gift-giving craze by going plastic. In amounts ranging from $5 to $1,000, prepaid gift cards have become the shopping pick of least resistance this holiday season. The pocket-sized presents, which are like credit cards with predetermined dollar values paid by the gift buyer, can now be purchased for restaurants, department stores, movie theaters, toy shops and even hotels and airlines.

''I really think it's the way to go,'' says Marisa Morse, who bought her sister-in-law's Christmas present -- a prepaid gift card to AMC Theatres -- at her neighborhood Publix in Southwest Miami-Dade County while grocery shopping earlier this month. ``It's more practical than buying something that's going to end up thrown in the back of a closet or never worn''.

The cards carry enormous appeal for gift givers because they cut down on shipping and wrapping paper costs, not to mention shopping headaches. And they enable the giver to skirt the slacker stigma of just handing over cash because some thought goes into what kind of card is given.

FEATURE-GIFT cards' popularity changes U.S. holiday shopping-New York, Nov. 21, 2004 (Reuters) - Running out of ideas for presents, Renne Bettinger started buying gift cards two years ago. This Holiday season, the cards will account will count for half of the 20 gifts she expects to buy.

A survey released last week by the National Retail Foundation showed 74.3 percent of consumers will buy a gift card for the holidays, up from 69.9 percent last year. "The cards had also become more attractive and more widely available".

BANK TECHNOLOGY NEWS - December 2004

"For a lot of people, debit cards simplify their lives. They are much more convenient than carrying large amount of cash across the border"-Carolyn Burke, VP of payments and ECOMERCE for RBC.

item 2. DESCRIPTION OF PROPERTY

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

E-Mail: dpccsystem@aol.com - Website: www.ubuydebitcards.com. Domain names owned: ubuydebitcards.com; resourcedebitcards.com. and OTCprepaiddebitcards.com.

Ownership of the patents and patent pending applications

Default Proof Credit Card System holds the assignment and worldwide ownership of U.S. Patent 6,405,182 issued to Vincent Cuervo, J.D., and related to patent pending applications filed by Vincent Cuervo up to the date of this 10 KSB, December 31, 2004, there are considerations at this time between the Company and inventor Vincent Cuervo,J.D. if a related patent(s) is granted by the US Patent Office, There is no assurance that all or any of these patent pending applications will receive patent allowance.

Under the Employment Agreement executed between the Company and Vincent Cuervo, J.D. on August 1986 filed with the Securities and Exchange Commission Registration Statement Under the Securities Act of 1933, and since renewed every five years and presently in force until year 2010, there have never been exclusions, limitations, conditions, discussions or waivers over Vincent Cuervo, J.D. absolute ownership and freedom of disposition of his inventions, creations or developed ideas, filed, registered or converted into patent applications from which patents, trademark registrations, copyrights or other type of national or international rights he can, and has become recipient, as well as the right of Vincent Cuervo, J.D. to dispose of the intellectual property created and owned by him in whatever manner and to whom he may decide to sell, lease or license his intellectual property.

Vincent Cuervo has offered, and keeps offering the first right of refusal to the Company in exchange for Stock Option Grants. Vincent Cuervo when discussing the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, never took into consideration the price of the shares at the time the Stock Option was granted, which in most instances the price was at "a penny for the lot" or one or two pennies per share.

Furthermore, on those patent pending applications which are under    agreement
between the Company and the Inventor Vincent Cuervo, the stock options will only be granted to Cuervo if both Cuervo and the Company ratify the existing agreement, if any, between them, and if a notice of patent allowance is issued by the PTO and received by Vincent Cuervo. Some Patent pending applications not mentioned in this filing and specially in this item above, are still subject to ratification and/or the execution of the consideration/agreement between Cuervo and the Company.

Item 3. 	Legal Proceedings.

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

On August 2, 2002 an on, the Law Firm began addressing VIA FedEx a few national retailers proposing to them, in full settlement of any claims, a simple non-exclusive license agreement that will fully release them from liability under inventor Cuervo's patents.

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

In 2004 it was learned by the Company Attorneys that two or three weeks after receiving the early August 2002 letters and before January 15, 2003 date in which it was filed the Law Suit, eighteen corporation or retailers organized under the name "Cuervo Joint Defense/Common Interest Group" by William H. Baker for the purpose and with the effect of refusing to deal independently with plaintiff for a license. With what it was considered enough evidence on September 27, 2004 the Company attorneys filed in the United States District Court for the District of Delaware Civil Action No. 04-1302. This Complaint claims for violation of the Anti Trust laws and state laws against interference with business relationships.

On September 27, 2004 the Default Proof Credit Card System, Inc. ("plaintiff") filed In The United States District Court For The District of Delaware the Civil Action No.04-1302, complaining of defendants Home Depot U.S. A. Inc., Wal-Mart Stores, Inc., Linens 'N Things, Inc., Barnes Noble, Inc., Burlington Coat Factory Warehouse Corporation, Cumberland Farms, Inc., Starbucks Coffee Company, Walgreen Company, Kohl's Corporation, Bed Bath & Beyond, Inc., and Pep-Boys-Manny, Moe & Jack (collectively "defendants").

This Complaint, file by the Niro, Scavone, Haller & Niro Law Firm, states claims for violation of the antitrust laws and state laws against interference with business relationships. At all times relevant to the claims made, defendants have engaged in and affected interstate commerce, all within the meaning of Sherman Act Sections 1 and 6(a)(15 U.S.C.Sections 2 and 6(a)).

On September 30, 2004 Case No.03-20094-Civil-ALTONAGA/BANDSTRA at the U.S. District Court Southern District of Florida Miami Division, Filed Under Seal Ordered And Adjudged that Home Depot's Motion for an Order Construing Claim 1 of U.S. Patent No. 6,405,182 are invalid is GRANTED in part. Home Depot's Motion for Summary Judgment that the Claims of U.S. Patent No. 6,405,182 are Invalid is GRANTED in part. 13-This Order does not find all of the claims of the '182 Patent Invalid.

That Starbucks and Wal-Mart's Motion for Summary Judgment of Non-infringement, filed under seal, is DENIED as moot.

That Home Depot's Motion for Summary Judgment that its Gift-Card Program does not Infringe any Claim of U.S. Patent No. 6,405,182, filed under seal is DENIED as moot.

The Clerk of Court is instructed to CLOSE this case, and all pending motions not otherwise ruled upon herein DENIED as moot.

On October 4, 2004 at the same District Court of Delaware, the attorneys filed Notice of Voluntary Dismissal under Federal Rule Of Civil Procedure 41(a)(1) of Complaint No. 04-1302.

A voluntary dismissal under Federal Rule of Civil Procedure is without prejudice, which means that we can re-file the complaint if the district court's decision on invalidity of Claim 1 is reversed.

On October 20, 2004 the US District Court for the Southern District Of Florida Case No.03-20094-Civil Altonaga/Bandstra Done and Ordered GRANTING DEFENDANT'S UNOPPOSSED MOTION FOR AN ORDER TO UNSEAL THE ORDER ON PENDING MOTIONS entered September 30, 2004.

In the News Release published on October 27, 2004 Default Proof Credit Card System, Inc. owner of intellectual property related to the Prepaid Debit Cards announced that notice was given that Default Proof Credit Card System, Inc., plaintiff in the Civil Action 03-20094-CIV, has appeal to the United States Court of Appeals for the Federal Circuit from the (a) Final Judgment dated and entered on October 14, 2004; (b) the (Filed Under Seal) September 30, 2004 Order Invalidating Claim 1 of US Patent No. 6,405,182 on summary judgment on grounds of indefiniteness under 35 U.S.C.Section 112, paragraph2; and (c) all other decisions or orders supporting the above judgment.

LISTING OF BRIEFS - U.S. Court of Appeals for the Federal Circuit
CASE No. 05-1069

On December 15, 2004 BRIEF FOR PLAINTIFF-APPELLANT DEFAULT PROOF CREDIT CARD SYSTEM, INC. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 12.15/2004, FILED ON 12/15/2004. ( NON-CONFIDENTIAL ).

On January 25, 2005 BRIEF OF APPELLEE HOME DEPOT U.S.A. INC. BY HOME DEPOT U.S.A. INC. (APPELLEE). SERVED BY MAIL ON 1/25/2005. FILED ON 1/25/2005. ( NON-CONFIDENTIAL).

On January 25, 2005 BRIEF OF APPELLEES SAM'S EAST, INC., STARBUCKS COFFEE COMPANY, URBAN COFFEE OPPORTUNITIRD, LLC, WAL-MART STORES, INC., AND WAL-MART STORES EAST, LP. BY SAM'S EAST INC, STARBUCKS COFFEE COMPANY ET AL ( APPELLEES). SERVED BY MAIL ON 1/25/2005. FILED 1/25/2005. ( NON-CONFIDENTIAL .

On February 11, 2005 REPLY BRIEF OF PLAINTIFF-APPELLANT DEFAULT PROOF CREDIT CARD SYSTEM INC. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 2/11/2005. FILED ON 2/11/2005 ( CONFIDENTIAL ) .

On February 18, 2005 APPENDIX. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 2/18/2005. FILED ON 2/18/2005. ( CONFIDENTIAL & NON-CONFIDENTIAL VERSIONS ).

The ruling by the Washington Court of Appeals should take some time. The Company's Management is not only positive and optimistic of the outcome, but also expects that the result will take place in the near future.

Today we feel very positive about the outcome and have been for the past two and a half years, from the moment when we retained the Law Firm of NIRO, SCAVONE, HALLER and NIRO and they started offering their services from July 1, 2002.
They have been representing us against those retailers and corporations who have ignored the intellectual property rights of Default Proof and are marketing, offering, selling and dispensing Prepaid Debit Cards under various names as GIFT CARDS, PAYROLL CARDS, STORE VALUE CARDS, CASH CARDS, ETC., and refused to negotiated a license offered to several dozen of them in letters mailed after August 2, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the twelve months ended December 31, 2004.

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

Item 6.   SELECTED FINANCIAL DATA

Fiscal 2004   High     Close           Fiscal 2003    High     Close
---------------------------------      -------------------------------
04/05/04     1.50	 1.05		04/07/03       1.35	 1.65
03/01/04     1.70	 1.70		03/03/03       1.60      1.35
02/02/04     2.10	 1.50		02/02/03       1.60	 1.60
05/03/04     1.45        1.05		05/05/03       1.90  	 2.48
06/01/04     0.95        0.75		06/02/03       1.60      1.50
07/06/04     0.51	 0.51		07/07/03       1.45	 1.45
08/09/04     0.95	 0.95		08/04/03       1.25      1.50
09/06/04     1.15	 1.15		09/03/03       0.60	 0.60
10/04/04     2.45	 2.25		10/06/03       0.65      0.65
11/01/04     1.20	 0.85		11/03/03       0.70      0.70
12/06/04     0.73	 0.73		12/01/03       0.75      0.75
12/27/04     1.15        0.75		12/31/03       0.60      0.60

On December 31, 2004 the Company had approximately 651 holders of record of the Company's common stock. A large number of the 651 shareholders are brokers and other institutions holding shares in "street name" for one or more than one beneficial owner.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

Year 2004 was an intense and disappointed year for Default Proof Credit Card System Inc. we couldn't accomplish the targets that we were looking for, but we did maintained our will to keep fighting for our rights, protecting the company's intellectual property, taking every possible legal step to obtain the recognizing of our rights and defending the Company's shareholders. In Item 3 - Legal Proceedings it can be found a detailed information.

The pending litigation has been the primary reason for the lack of marketing and business activity. Retailers and other marketers of the prepaid debit cards, have been awaiting for the outcome of the litigation developments, those visited wanted to wait for the litigation results.

The Company continues to be fully committed to entering into Licensing Agreements with all interested and qualified parties, including those who have ignored the "Patent Pending" disclosures that have been printed as a warning on all of our marketing material, website pages, on Non Disclosure Agreements , on brochures marked confidentialused for presentations, and even with those who have marketed as their own flagrant copies of our programs, as well as with those interested in starting-off with one or more of the Default Proof programs.

Once the litigation is over and if the appeal reversed the present intellectual property along with new marketing will allow the Company to offer its valuable Prepaid Debit Cards Programs to merchants and retailers who will be licensed to offer, sell, and distribute prepaid debit cards under U.S. Patents No.6,405,182 and 6,105,009. Fees and income revenue should be expected then.

Employees

The Company isn't a manufacturing corporation, no products are manufacture by Default Proof Credit Card, Inc., its main source of revenue would be originated by the royalties and fees earned from the licenses sold. Its is expected than soon the Company would require administration personnel for office and daily duties, and added in time as the growth demand. As of this date, the Company has five employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary, and Charles A. Menendez, C.P.A, newly appointed President and C.F.O. On December 1, 2004 Board of Directors Meeting and by the unanimous vote of all its members, Vincent Cuervo, C.E.O and Chairman of the Company was ratified in his positions and his Employment Agreement was renewed for another five years term until February 1, 2010.

                            CONTROLS AND PROCEDURES.

 Based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

ITEM 8   FINANCIAL STATEMENTS


                                C O N T E N T S

AUDITORS REPORT...................................F-1

FINANCIAL STATEMENTS..............................F-2

BALANCE SHEET.....................................F-3

STATEMENTS OF OPERATIONS..........................F-4

STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY......F-10

STATEMENTS OF CASH FLOWS..........................F-11

NOTES TO FINANCIAL STATEMENTS.....................F-12


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheet of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Coral Springs, Florida
March 22, 2005

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071

                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                December 31, 2004



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                      $           473
                                                             ---------------
               Total Current Assets                                      473


PROPERTY AND EQUIPMENT (Net of
   Accumulated Depreciation of $9,862)                                   766

OTHER ASSETS
   Deferred Patent Costs, Net                                          1,161
                                                             ---------------
               TOTAL ASSETS                                  $         2,400
                                                             ===============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
      Accounts Payable                                       $         3,600
      Accrued Expenses                                               115,098
      Due to Related Party                                            49,203
                                                             ----------------
Total Liabilities                                                    167,901
                                                             ----------------
STOCKHOLDERS' DEFICIENCY
      Common Stock, $0.01 Par Value, 2,500,000
         Shares Authorized, 2,150,550 Issued and Outstanding           21,505
      Additional Paid-In Capital                                    4,705,183
      Deficit Accumulated During Developmental Stage               (4,892,189)
                                                             ----------------
               TOTAL STOCKHOLDERS' EQUITY                            (165,501)
                                                             ----------------
                  TOTAL LIABILITY AND STOCKHOLDERS EQUITY    $          2,400
                                                             ================

                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                      CUMULATIVE FROM
                                                                       AUGUST 14, 1985        FOR THE YEARS ENDED
                                                                        (INCEPTION)                DECEMBER 31,
                                                                          THROUGH                --------------
                                                                      DECEMBER 31, 2004         2004          2003
                                                                      -----------------     -------------  ------------
EXPENSES
    General & Administrative                                          $ 5,426,536           $     214,829       143,999
    Depreciation & Amortization                                           107,298                  1, 271        1, 603
    Expired Public Offering Costs                                         179,211                     -             -
                                                                      -----------           -------------  ------------
    Total Expenses                                                      5,535,106                 216,100       145,602
                                                                      ------------          -------------  ------------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                                       (90,000)                    -             -
    Interest & Other Income(Expense)                                      420,590                   (512)         (512)
    Loss on Marketable Securities                                         (96,529)                    -             -
    Loss on Sale of Equipment                                             (34,144)                    -             -
                                                                      -----------           -------------  ------------
    Total Other Income (Expense)                                          199,917                   (512)         (512)
                                                                      -----------           -------------  ------------
Net Loss before Income Taxes and Extraordinary Item                    (5,335,189)              (218,219)     (146,114)
Income tax benefit                                                         25,436                     -             -
                                                                      -----------           -------------  ------------
Net Loss before Extraordinary Item                                      (5,309,753)             (218,218)     (146,114)

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                                277,800                20,000             -
Benefit from utilization of net operating loss carryforward               139,764                     -             -
                                                                      -----------           -------------  ------------
NET (LOSS) INCOME                                                     $(4,892,189)          $   (198,218)     (146,114)
                                                                      ===========           =============  ============

Net (Loss) Earnings per Common Share                                                        $      (0.10)        (0.08)
                                                                                            =============  ============

Weighted Average Number of  Common
    Shares Outstanding                                                                         2,084,665     1,844,466
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


                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                                      DEFICIT
                                                            COMMON STOCK                            ACCUMULATED
                                                     ------------------------       ADDITIONAL       DURING THE
                                                     # OF SHARES                     PAID-IN         DEVELOPMENT
                                                        ISSUED         AMOUNT        CAPITAL           STAGE         TOTAL
                                                     -----------   ------------    ------------    ------------   ----------
BALANCE - DECEMBER 31, 1997                           11,643,510       11,644        3,903,460      (3,977,260)     (62,156)
Jan. 22/98--to a Financial Public Relations Co.
  for Professional Services Rendered (X)                 200,000          200           21,800                       22,000
Apr. 13/98--for Professional Services Rendered (X)       100,000          100           14,900                       15,000
Jun. 4/98--for Professional Services Rendered (Y)         50,000           50            8,950                        9,000
Aug. 4/98--for Professional Services Rendered (R)         50,000           50            7,950                        8,000
Dec. 31/98--Net Loss                                                                                   (71,231)     (71,231)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 1998                           12,043,510     $ 12,044       $3,959,560     ($4,048,491)    ($76,887)
Feb. 1/99--10 to 1 Reverse Stock Split               (10,839,159)                                               (10,839,129)
Various/99--for Professional Services Rendered            66,000          660           22,825                       23,485
Dec. 31/99--Net Loss                                                                                   (64,319)     (64,319)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 1999                            1,270,351       12,304        3,982,385      (4,112,810)    (118,121)
Feb. 28/00--for Professional Services Rendered             7,000           70           26,180                       26,250
Apr. 2/00--for Professional Services Rendered              4,000           40            8,680                        8,720
Apr. 12/00--for Professional Services Rendered               500            5            1,245                        1,250
Jul. 26/00--for Professional Services Rendered             2,500           25            1,850                        1,875
Nov./00--for Exercise of Stock Options in Exchange
  for Extingment of Debt                                 140,283        1,403          146,380                      147,783
Dec. 31/00--Net Loss                                                                                   (58,999)     (58,999)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE - DECEMBER 31, 2000                            1,424,634       14,247        4,166,720      (4,171,809)       9,158
Jan 11/01-for Professional Services Rendered              14,500          145           67,355                       67,500
Jan/Apr 01 Stock Options for Services                                                   34,500                       34,500
Jan 31/ 01-Exercise of Stock Options for Cash             35,000          350           34,650                       35,000
May 11/01Exercise of Stock Options for Cash               25,000          250            9,125                        9,375
 July 31/01 for Professional Services Rendered             9,000           90           80,910                       81,000
Dec 31/01 Net Loss                                                                                    (217,357)    (217,357)
                                                     -----------   ----------      -----------     ------------   ----------
BALANCE -DECEMBER 31, 2001                             1,508,134       15,082        4,393,260      (4,389,166)      19,176
Jan/Nov 02 Stock for Services                             12,750          127           26,362                       26,489
July 02 Stock Options for Services                                                      87,555                       87,555
Aug 14/02 Exercise of Stock Options for Cash             265,000        2,650           23,850                       26,500
Dec 31/02 Net Loss                                                                                    (158,691)    (158,691)
                                                      ----------   ----------      -----------     ------------   ----------
BALANCE -DECEMBER 31, 2002                             1,785,784       17,859        4,531,027      (4,547,857)       1,029
Mar/Nov 03 Stock for Services                             30,000          300           27,300                       27,600
July 22/03 Exercise of Stock Options for Cash            235,000        2,350           21,150                       23,500
   Dec 31/03 Net Loss                                                                                 (146,114)    (114,114)
                                                      ----------   ----------      -----------     ------------   ----------
BALANCE -DECEMBER 31,2003                             2,050,784        20,509        4,579,477      (4,693,971)    $(93,985)
                                                      ----------   ----------      -----------     ------------   ----------
Feb 6/03--stock for Payables                             46,666           466           69,036                       69,502
July/Sept04--Stock for Professional Services             53,000           530           56,670                       57,200
Dec.31/04--Net Loss                                                                                   (198,218)    (198,218)
                                                     -----------   ----------      -----------     ------------   -----------
BALANCE-DECEMBER 31, 2004                             2,150,550        21,505        4,705,183    $ (4,892,189)    (165,501)
                                                     ===========   ==========      ===========     ============   ==========

                 See Accompanying Notes to Financial Statements

(A)	The shares are subject to restrictions on transfers imposed by Rule 144 of the Securities Act of 1993, as amended.

(B)	In addition to the shares of common stock issued, the same number of warrants were issued entitling the shareholder to purchase one share of common
stock at $1.50 	per share until April 12, 1990 (extended to August 2, 1991).  On
May 4, 1990 the Company, pursuant to a Resolution adopted by its Board of
Directors at a special 	meeting of its Board of Directors, terminated and
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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                    CUMULATIVE FROM           YEARS ENDED
                                                                    AUG. 14, 1985 TO          DECEMBER 31
                                                                      DEC. 31, 2004       2004          2003
                                                                    ----------------  -----------   -----------
OPERATING ACTIVITIES
Net loss                                                               $(4,892,189)   $ (198,219)   $ (146,114)
Adjustments to Reconcile Net loss                                                -             -             -
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                            107,503         1,271         1,603
    Loss on Marketable Securities                                          130,741             -             -
    Expired Public Offering Costs                                          110,000             -             -
    Gain on Restructuring Debt                                             (20,000)      (20,000)            -
    Cancellation of Stockholder Note Receivable                             55,490             -             -
    Stock & Options Issued in lieu of Cash for Services                    954,166        57,200        27,600
    Loss on Sale of Equipment                                               34,144             -             -
    Decrease (Increase) in Other Assets                                     (1,161)            -             -
    Decrease (Increase) in Prepaid Expenses                                      -             -        20,092
    Increase in Due to Related Party                                        69,204        38,596         8,685
    Increase (Decrease) in Payables & Accrued Expenses                     191,083       121,615        65,403
                                                                    ----------------  -----------   -----------
    NET CASH )USED) IN OPERATING ACTIVITIES                             (3,261,019)          463       (22,731)
                                                                    ----------------  -----------   -----------

INVESTING ACTIVITIES
Purchases of Marketable Securities                                        (130,741)           -             -
Purchases of Property & Equipment                                         (126,062)           -          (835)
Patent License Expenditures                                               (201,864)           -             -
Proceeds from Sale of Equipment                                             22,994            -             -
                                                                    ----------------  -----------   -----------
    NET CASH USED IN INVESTING ACTIVITIES                                 (435,673)           -          (835)
                                                                    ----------------  -----------   -----------
FINANCING ACTIVITIES
Proceeds from Issuance of Stock-Private Offerings                          234,783            -             -
Proceeds from Issuance of Stock-Public Offerings                         3,150,163            -             -
Proceeds from Issuance of Stock-Exercise of Warrants                       334,733            -        23,500
Capital Contributions                                                       78,076            -             -
Net Receipts/Advances to Stockholder                                      (100,600)           -	            -
                                                                    ----------------  -----------   -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     3,697,155            -        23,500
                                                                    ----------------  -----------   -----------
    NET INCREASE (DECREASE) IN CASH                                            463          463           (66)
    CASH - BEGINNING                                                            10           10            76
                                                                    ----------------  -----------   -----------
    CASH - ENDING                                                      $       473   $      473    $       10
                                                                    ================ ============  ============


                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain items were reclassified for presentation in the Statement of Operations for the year ended December 30, 2004 as compared to the prior year. There was no effect in income (loss).

NOTE 2.	GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered $4,892,189 in losses since inception and has a working capital deficiency. Management intends to actively market the Resource System and a new (patent pending) Line of Credit system. The Company is now engaged in discussions with several financial institutions for its development. In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2005.

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

As of December 31, 1998 and 1997 the Company has agreed to grant its President other five-year non qualified options plan of 3,000,000 and 2,250,000, respectively, contingent upon the issuance of certain patents. These options will have exercise prices of $0.10 and $0.15, respectively.

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

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

NOTE 7.	COMMON STOCK SPLIT

On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 8.	INCOME TAXES

At December 31, 2004, the Company had a net operating loss carry forward of approximately $4.8 million, that expires through 2018.

The Company has a deferred tax asset of approximately $1.6 million as a result of net operating loss carry forwards, which is offset by a valuation allowance of the same amount due to the uncertainties behind its realization.

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. The principle temporary differences that will result in deferred tax assets and liabilities are certain expenses and losses accrued for financial reporting purposes not deductible for tax purposes until paid. The differences between Federal income tax rate and the effective income tax rate as reflected in the accompanying statement of operations are:

	                         December 31, 2004	December 31, 2003
                                 ------------------     -------------------
Statutory federal income tax rate	34%	               34%
Valuation allowance	               (34)	              (34)
Effective tax rate	                 -%	               -%

NOTE 9.	PATENT ISSUED

On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

On June 11, 2002, the U.S. Patent and Trademark Office issued the Patent Number 6,405,182, the System for Dispensing Prepaid Debit Cards Through Point-Of-Sale Terminals.

In January 8, 2003 the Company received the complete assignments of Patents numbers6,105,009 and 6,405,182. The patents assignments to the company by the Inventor and CEO and majority stockholder have been registered at the U.S. Patent and Trademark Office.

In 2004, various patent rights were transferred to the CEO. (see Note 10)


NOTE 10.		DUE TO RELATED PARTY

This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2004.

The Company has transferred the right, title and interest and rights to sue for patent infringement damages for Patent Applications 10/342991, 09/524496, and 09/128.088 and 8/877,006 for the "System and Process for Debit Card Dispensing" to the CEO of the Company, in consideration for a $20,000 reduction in the amount owed to the President.

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

NOTE 12.		PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at December 30, 2004 and 2003:

	                 December 31, 2004
                        --------------------
Office Furniture & Equip.      $ 10,628
Accumulated Depreciation	 (9,862)
Net Property & Equip.          $   766

Depreciation expense for the years ending December 31, 2004 and 2003 were $ 1, 271 and $1,603 respectively.

NOTE 13.NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting  Standards
(SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method.. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statements.

ITEM 9. Changes in and Disagreements With Accountants On

Accounting  And Financial Disclosure

On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A., 1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants. Joel S. Baum, CPA, and his Company have audited the Company's Consolidated Financial Statements for the years 1999, 2000, 2001, 2002, 2003 and remain as the Company CPA Auditors. Eduardo Garcia and Susan M. Garcia, CPA, 901 Ponce De Leon Blvd., Suite 606, Coral Gables, Florida 33134 are the company's accounts.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company are as follows:

Name				       Age		Position
------------------------------------------------------------------
Vincent Cuervo, C.E.O.			75		Director
Charles A. Menendez, President,CFO      75		Director
Ciro B. Sosa, Vice President		78		Director
Jose E. Aguirre				45	        Director
Pedro P. Llaguno, Esq., Secretary	75		Director

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

Jose E. Aguirre, for the last five years rendering several valuable help, bringing counseling and support to different projects and developments of the Company. For over foutteen years, an executive of Cordis Corp., now a wholly owned corporation of Johnson & Johnson.

Mr. Cuervo may be deemed a "parent" or "promoter" of the Company, as those terms are defined under the federal securities laws.

There is a family relationship between two of the Company's directors or executive officers: for the last 21 years, Mr. V. Cuervo has been the father in law of Jose E. Aguirre.

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

Item 11.     Executive Compensation

General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company's chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2004 exceeded one hundred thousand dollars.

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

----------------------------------------------------------------------------------------------
                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------

(a)                  (b)              (c)                   (d)                   (e)
                                                               NUMBER OF
                                                               SECURITIES        Value of
                                                               UNDERLYING        UNEXERCISED
                                                               UNEXERCISED       IN-THE-M
                                                               OPTIONS/SARS      OPTIONS/SAR AT
                                                               FY-END ($)        FY-END ($)

                    Shares Acquired                           Exercisable/       Exercisable/
Name       On Exercise (#)    Value Realized ($)              Unexercisable      Unexercisable
----       ---------------    ------------------              -------------      -------------
V.CUERVO     nil                  nil                            nil/nil              nil/nil




ITEM 12. SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on early January 2005 and at February 23, 2005 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and (iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

Name of Beneficial    Amount and Nature of          Percentage of
      Owner           Beneficial Ownership     Outstanding Shares Owned
--------------------------------------------------------------------------
Vincent Cuervo
Miami, FL 33143		    895,291			41.63%

Ciro B. Sosa
Miami, FL 33134		     29,476			 1.37%

Pedro P. Llaguno
Miami, FL 33145		     60,000	      	         2.80%

Jose E. Aguirre
Weston, FL 33327	     36,000		         1.67%

Charles A. Menendez
Miami, FL 33243		     18,000			 0.83%

Officers/directors,
as a group		  1,038,767			48.30%

The Company is not aware of any arrangements that may result in a change of control of the Company.

ITEM 13. Certain Relationships and Recent Related Transactions.

SYSTEM FOR DISPENSING PREPAID DEBIT CARDS THROUGH MERCHANTS POS TERMINALS (The OTC Prepaid Debit Card), patent pending application filed with the US Patent and Trademark Office, Washington, D.C. by Vincent Cuervo at his expense, and a continuation in part of US Patent 6,105,009, and U.S. Patent No. 6,405,182. Under another consideration- agreement between the Company and Vincent Cuervo, the Company will issue to Vincent Cuervo 500,000 shares of the Company's Common Stock $0.01 par value per share, at an exercising Option Price of $0.10 per share, the day after the Company receives from the US Patent and Trademark Office the Notice of Allowance notifying Vincent Cuervo that his patent application was allowed a related Patent was issued and the consideration/agreement is ratified by both parties. On June 11, 2002 U.S. Patent No.6,405,182 have been issued it is now the property of the Company and the stock option grant exercised in full by Cuervo, the consideration/agreement was jointly ratified by both parties.

On December 27, 2004 the company announced in following News Release: Default Proof Credit Card System also congratulates Dr. Cuervo for the notice he just received from the Mexico Institute of Industrial Property, Directive Division of Patents ("Instituto Mexicano de la Propiedad Industrial, Direccion Divisional de Patentes") granting a Patent to his application "Prepaid Debit Cards System" in Mexico.

Securities Outstanding

The Company has 2,500,000 authorized shares of $0.01 par value common stock (the Shares). As of March 28, 2005 there are 2,150,550

Issued and outstanding shares, of which 1,038,767 or 48.30% are restricted shares.

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

Securities Transfer Agent

The Transfer Agent for the Company's Securities is the same: Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

Recent Stock Options Grants

The following are the non-qualified Stock Options Grants issued:

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

All of the options are deemed "restricted stock" pursuant to Rule 144 of the Securities Act of 1933 as amended. During 2004 there were 74,500 Stock Option Shares that were not exercised, consequently forfeit and void.

	      			PART IV

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The Aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004, and 2003, and for the reviews of he financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $4,000 and $3,900, respectively.

Audit Related Fees. For the years ended December31, 2004 and 2003, the Company incurred fees to auditors of $1,200 and $1,200 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for service rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal year ended December 31, 2004 and 2003 were $5,200 and $5,100, which fees primarily related to the Company's tax return.

The Board of Directors has considered whether the provision of no-audit services is compatible with maintaining the principal accountant's independence


Item 15. EXHIBITS

a)   Exhibits

  Exhibit        Description
  --------       ------------
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

  10.7**Sales Agreement between the Company and James Branam Jr.

  10.8**Form of 1988 Stock Option Plan.

  14****Material  Foreign  Patents - Notice of Allowance for Patent from
       Canada's Consumer and Corporate Affairs.

  28****Minutes of Special meeting of the Board of Directors of Default Proof Credit Card System, Inc. for January 9, 1990

 31.1      Rule 13a-14(a)/15d-14(a) CEO Certifications

 32.1      Section 1350 CEO Certifications

 31.1      Rule 13a-14(a)/15d-14(a) CFO Certifications

 32.1      Section 1350 CFO Certifications


 The Exhibits described above are incorporated by reference

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


b)FORM 8 - K-Filed-October 7, 2004; Item 5. Other Events


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date: March 28, 2005
By:
	VINCENT CUERVO
        ----------------
	Vincent Cuervo,
	Chief Executive Officer

Date: March 28, 2005

By:
      CHARLES A. MENENDEZ
      --------------------
      Charles A. Menendez,
      President and Chief Financial Officer