Form 10KSB/A
period 2004-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-03-28
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10 - KSB/A
                                   (Amended)

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


A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                             Year Ended December 31,
                                             2004              2003
                                          ----------------------------
                                           Weighted            Weighted
                                           Average             Average
                                           Exercise            Exercise
                                Shares     Price     Shares    Price
-----------------------------------------------------------------------
Outstanding at begining of Year 1,054,000  $ 2.74   1,427,000 $ 3.33
Granted                            --        --        --        --
Exercised                          --        --      (235,000)   --
Forfeited/Expired                (44,000)    --      (138,000)   --
                                ----------  ------  ---------- -------
Outstanding at end of Year      1,010,000  $ 3.26   1,054,000 $ 2.74
                                ==========  =====   ========== ======


NOTE 7.	COMMON STOCK SPLIT

On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 8.	INCOME TAXES

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


b)FORM 8 - K-Filed-October 7, 2004; Item 5. Other Events


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Amended report to be signed on its behalf by the undersigned hereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date: March 28, 2005
By:
	VINCENT CUERVO
        ----------------
	Vincent Cuervo,
	Chief Executive Officer

Date: March 28, 2005

By:
      CHARLES A. MENENDEZ
      --------------------
      Charles A. Menendez,
      President and Chief Financial Officer