Form 10KSB/A
period 2004-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-05-10
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10 - KSB/A
                                 (Amendment #2)

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

                           CONTROLS AND PROCEDURES.


(a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

..

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


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors
 Default Proof Credit Card System, Inc.

 We have audited the accompanying balance sheets of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 2004 and 2003 the results of its operations and its cash flows for the year then ended in conformity with generally U.S. generally accepted accounting principles.

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

 Coral Springs, Florida
 March 22, 2005

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
                                                             ================

                 See Accompanying Notes to Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                      CUMULATIVE FROM
                                                                       AUGUST 14, 1985        FOR THE YEARS ENDED
                                                                        (INCEPTION)                DECEMBER 31,
                                                                          THROUGH                --------------
                                                                      DECEMBER 31, 2004         2004          2003
                                                                      -----------------     -------------  ------------
EXPENSES
    General & Administrative                                          $ 5,426,536           $     214,829       143,999
    Depreciation & Amortization                                           108,570                  1, 271        1, 603
    Expired Public Offering Costs                                         179,211                     -             -
                                                                      -----------           -------------  ------------
    Total Expenses                                                      5,535,106                 216,100       145,602
                                                                      ------------          -------------  ------------

OTHER INCOME (EXPENSE)
    Litigation Settlements (Note 7)                                       (90,000)                    -             -
    Interest & Other Income(Expense)                                      420,590                 (2,118)         (512)
    Loss on Marketable Securities                                         (96,529)                    -             -
    Patent application rights transferred for reduction
      in liability to related party                                        20,000                 20,000
    Loss on Sale of Equipment                                             (34,144)                    -             -
                                                                      -----------           -------------  ------------
    Total Other Income (Expense)                                          219,917                 17,882         (512)
                                                                      -----------           -------------  ------------
Net Loss before Income Taxes and Extraordinary Item                    (5,315,189)              (198,218)     (146,114)
Income tax benefit                                                         25,436                     -             -
                                                                      -----------           -------------  ------------
Net Loss before Extraordinary Item                                     (5,289,753)              (198,218)     (146,114)

Extraordinary item - Gain from restructuring of
    debt (net of Income Taxes of $165,200)                                257,800                     -            -
Benefit from utilization of net operating loss carryforward               139,764                     -             -
                                                                      -----------           -------------  ------------
NET (LOSS) INCOME                                                     $(4,892,189)          $   (198,218)     (146,114)
                                                                      ===========           =============  ============

Net (Loss) Earnings per Common Share                                                        $      (0.10)        (0.08)
                                                                                            =============  ============

Weighted Average Number of  Common
    Shares Outstanding                                                                         2,084,665     1,844,466
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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                    CUMULATIVE FROM           YEARS ENDED
                                                                    AUG. 14, 1985 TO          DECEMBER 31
                                                                      DEC. 31, 2004       2004          2003
                                                                    ----------------  -----------   -----------
OPERATING ACTIVITIES
Net loss                                                               $(4,892,189)   $ (198,219)   $ (146,114)
Adjustments to Reconcile Net loss                                                -             -             -
    Net Cash Used in Operating Activities:
    Depreciation & Amortization                                            107,503         1,271         1,603
    Loss on Marketable Securities                                          130,741             -             -
    Expired Public Offering Costs                                          110,000             -             -
    Patent application rights transferred for reduction in
      liability to related party                                           (20,000)      (20,000)            -
    Cancellation of Stockholder Note Receivable                             55,490             -             -
    Stock & Options Issued in lieu of Cash for Services                    954,166        57,200        27,600
    Loss on Sale of Equipment                                               34,144             -             -
    Decrease (Increase) in Other Assets                                     (1,161)            -             -
    Decrease (Increase) in Prepaid Expenses                                      -             -        20,092
    Increase in Due to Related Party                                        69,204        38,596         8,685
    Increase (Decrease) in Payables & Accrued Expenses                     191,083       121,615        65,403
                                                                    ----------------  -----------   -----------
    NET CASH )USED) IN OPERATING ACTIVITIES                             (3,261,019)          463       (22,731)
                                                                    ----------------  -----------   -----------

INVESTING ACTIVITIES
Purchases of Marketable Securities                                        (130,741)           -             -
Purchases of Property & Equipment                                         (126,062)           -          (835)
Patent License Expenditures                                               (201,864)           -             -
Proceeds from Sale of Equipment                                             22,994            -             -
                                                                    ----------------  -----------   -----------
    NET CASH USED IN INVESTING ACTIVITIES                                 (435,673)           -          (835)
                                                                    ----------------  -----------   -----------
FINANCING ACTIVITIES
Proceeds from Issuance of Stock-Private Offerings                          234,783            -             -
Proceeds from Issuance of Stock-Public Offerings                         3,150,163            -             -
Proceeds from Issuance of Stock-Exercise of Warrants                       334,733            -        23,500
Capital Contributions                                                       78,076            -             -
Net Receipts/Advances to Stockholder                                      (100,600)           -	            -
                                                                    ----------------  -----------   -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     3,697,155            -        23,500
                                                                    ----------------  -----------   -----------
    NET INCREASE (DECREASE) IN CASH                                            463          463           (66)
    CASH - BEGINNING                                                            10           10            76
                                                                    ----------------  -----------   -----------
    CASH - ENDING                                                      $       473   $      473    $       10
                                                                    ================ ============  ============


                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has transferred the right, title and interest and rights to sue for patent infringement damages for Patent Application 10/342991 for the "System and Process for Debit Card Dispensing" to the CEO of the Company, in consideration for a $20,000 reduction in the amount owed to the CEO.



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

  10.7**Sales Agreement between the Company and James Branam Jr.

  10.8**Form of 1988 Stock Option Plan.

  14****Material  Foreign  Patents - Notice of Allowance for Patent from
       Canada's Consumer and Corporate Affairs.

  28****Minutes of Special meeting of the Board of Directors of Default Proof Credit Card System, Inc. for January 9, 1990

 31.1      Rule 13a-14(a)/15d-14(a) CEO Certifications -Amended

 32.1      Section 1350 CEO Certifications-Amended

 31.1      Rule 13a-14(a)/15d-14(a) CFO Certifications-Amended

 32.1      Section 1350 CFO Certifications-Amended


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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date: May 10, 2005
By:
	VINCENT CUERVO
        ----------------
	Vincent Cuervo,
	Chief Executive Officer

Date: March 10+, 2005

By:
      CHARLES A. MENENDEZ
      --------------------
      Charles A. Menendez,
      President and Chief Financial Officer