Form 10QSB
period 2005-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-05-16
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 QSB

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

                               Yes  [X]   No  [ ]

The number of shares outstanding of the registrant common stock is 2,150,550 (as of March 31, 2005).

                 Transitional Small Business Disclosure Format
                               Yes  [X]   No  [ ]
=======================================================================


  Item 1. - Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE THREEMONTHS ENDED
                                MARCH 31, 2005
                ---------------------------------------------------
         		                                      Page
FINANCIAL STATEMENTS

	BALANCE SHEET                                         F-1
	STATEMENTS OF OPERATIONS                              F-2
	STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          F-3-9
	STATEMENTS OF CASH FLOWS                              F-10

NOTES TO FINANCIAL STATEMENTS.                                F-11
------------------------------------------------------------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                 BALANCE SHEET
                                 March 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash .................................................. $     1,495
                                                           -----------
               Total Current Assets .....................       1,495
                                                           -----------



PROPERTY & EQUIPMENT ( net of accumulated depreciation
                      of $10,180).......................          448
                                                           -----------

OTHER ASSETS
 Deferred Patent Costs ..................................       1,161
                                                           -----------

    Total Assets ........................................ $     3,104
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts Payable ...................................... $     3,101
  Accrued Expenses.......................................     115,099
  Due to Related Party ..................................      60,001
                                                           -----------
    Total Current Liabilities ...........................     178,200
                                                           -----------
Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,150,550 Issued and Outstanding .      21,505
  Additional Paid-In Capital ............................   4,705,183
  Deficit Accumulated During Developmental Stage ........  (4,901,784)
                                                           -----------
    Total Stockholders' Deficiency ......................    (175,096)
                                                           -----------

      Total Liabilities and Stockholders' Deficiency .... $     3,104
                                                          ===========

                (See Accompanying Notes to Financial Statements)

                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                   Cumulative From
                                                   August 14, 1985            For the Three Months Ended
                                                   (Inception) Through                March 31,
                                                   Mar 31, 2005                2005              2005
                                                  --------------------   ----------------------------------
EXPENSES
  General & Administrative                                 $ 5,434,906           $  8,370          $ 20,453
  Depreciation & Amortization                                  108,888                318               318
                                                   --------------------   ----------------  ----------------
    Total Expenses                                           5,543,794              8,688            20,771
                                                   --------------------   ----------------  ----------------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7)                              (90,000)                 -                 -
  Interest & Other Income                                      419,683               (907)                -
  Loss on Marketable Securities                                (96,529)                 -                 -
  Patent application rights transferred for
   reduction in liability to related party                      20,000                  -                 -
  Loss on Sale of Equipment                                    (34,144)                 -                 -
                                                   --------------------   ----------------  ----------------
    Total Other Income (Expense)                               219,010               (907)                -
                                                   --------------------   ----------------  ----------------
Net Loss before Income Taxes and                            (5,137,742)            (9,595)          (20,771)
Income tax benefit                                              25,436                  -                 -
                                                   --------------------   ----------------  ----------------
Net Loss before Extraordinary Item                          (5,299,348)            (9,595)          (20,771)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200)                                           257,800                  -                 -
Benefit from utilization of net
  operating losscarryforward                                   139,764                  -                 -
                                                   --------------------   ----------------  ----------------
NET (LOSS) INCOME                                         $ (4,901,784)          $ (9,595)         $(20,771)
                                                   ====================   ================  ================
Net (Loss) Earnings per Common  Share                                             $ (0.01)          $ (0.01)
                                                                          ================  ================

Weighted Average Number of Common
  Shares Outstanding                                                            2,084,665         2,064,884
                                                                          ================  ================


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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                     Common Stock                                 Deficit
                                                ----------------------------    Aditional        During the
                                                 # of Shares                      Paid-In        Development
                                                    Issued        Amount          Capital           Stage            Total
                                                --------------- ------------  ---------------- ----------------- --------------
Jan. 11/01--for Professional Services Rendered          14,500          145            67,355                 -         67,500
Jan./Apr 01--Stock Option for Services                       -            -            34,500                 -         34,500
Jan. 31/01--Exercise of Stock Options for Cash          35,000          350            34,650                 -         35,000
May 11/01--Exercise of Stock Option for Cash            25,000          250             9,125                 -          9,375
Jul. 31/01--for Professional Services Rendered           9,000           90            80,910                 -         81,000
Dec. 31/01--Net Loss                                         -            -                 -          (217,357)      (217,357)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2001                          1,508,134       15,082         4,393,260        (4,389,166)        19,176
Jan/Nov 02--for Services                                12,750          127            26,362                           26,489
Jul. 02--Stock Options for Services                                                    87,555                           87,555
Aug. 14/02--Exercise of Stock Option for Cash          265,000        2,650            23,850                 -         26,500
Dec 31/02--Net Loss                                                                                    (158,691)      (158,691)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2002                          1,785,884       17,859         4,531,027        (4,547,857)         1,029
Mar/Nov 03--Stock for Services                          30,000          300            27,300                 -         27,600
July 22/03--Exercise of Stock Options for Cash         235,000        2,350            21,150                           23,500
Dec. 31/03--Net Loss                                                                                   (146,114)      (146,114)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2003                          2,050,884       20,509         4,579,477        (4,693,971)       (93,985)
Feb 6/03--Stock for Payables                            46,666          466            69,036                 -         69,502
July/sept04-Stock for Professional services             53,000          530            56,670                 -         57,200
Dec.31/04--Net Loss                                          -            -                 -          (198,218)      (198,218)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE- DECEMBER 31, 2004                           2,150,550       21,505         4,705,183        (4,892,189)      (165,501)
Mar.31.05--Net Loss                                          -            -                 -            (9,595)        (9,595)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE-MARCH 31, 2004                               2,150,550     $ 21,505        $4,705,183       $(4,901,784)     $(175,096)


PAGE>F-6

Statement of Stockholders' Equity (Deficiency)  (Continued)

(A)	The shares are subject to restrictions on transfers imposed by Rule 144 of the Securities Act of 1993, as amended.

(B)	In addition to the shares of common stock issued, the same number of warrants were issued entitling the shareholder to purchase one share of common
stock at $1.50 	per share until April 12, 1990 (extended to August 2, 1991).  On
May 4, 1990 the Company, pursuant to a Resolution adopted by its Board of
Directors at a special 	meeting of its Board of Directors, terminated and
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


                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF CASH FLOWS

                                                               Cumulative from               For the Nine Months Ended
                                                               Aug. 14, 1985 to                      March 31,
                                                                 Mar 31, 2005               2005                  2004
                                                             ---------------------   -----------------------------------------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss                                                             $ (4,901,784)         $ (9,954)              $ (20,771)
Adjustments to Reconcile Net Loss                                               -                 -                      -
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization                                             107,821               318                    318
  Loss on marketable Securities                                           130,741                 -                      -
  Expired Public Offering Costs                                           110,000                 -                      -
  Patent application rights transferred for reduction in
    liability to related party                                            (20,000)                -                      -
  Cancellation of Stockholder Note Receivable                              55,490                 -                      -
  Stock & Options Issued in Lieu of Cash for
    Professional Services                                                 954,166                 -                      -
  Loss on Sale of Equipment                                                34,144                 -                      -
  Decrease (Increase) in Other Assets                                      (1,161)                -                      -
  Decrease (Increase) in Prepaid Expenses                                       -                 -                      -
  Increase (Decrease) in Due to Related Party                              80,003             10,799                 11,161
  Increase (Decrease) in Payables & Accrued Expenses                      190,583               (500)                 8,394
                                                             ---------------------   -------------------    -------------------
Net Cash Provided (Used) in Operating Activities                       (3,259,997)             1,022                  (898)
                                                             ---------------------   -------------------    -------------------
INVESTING ACTIVITIES
  Purchase of Marketable Securities                                      (130,741)                 -                      -
  Purchases of Property & Equipment                                      (126,062)                 -                      -
  Patent License Expenditures                                            (201,864)                 -                      -
  Proceeds from Sales of Equipment                                         22,994                  -                      -
                                                             ---------------------   -------------------    -------------------
Net Cash Provided (Used) in Investing Activities                         (435,673)                 -                      -
                                                             ---------------------   -------------------    -------------------
FINANCING ACTIVITIES
  Proceeds from Issuance of Stock-Private Offerings                       234,783                  -                      -
  Proceeds from Issuance of Stock-Public Offerings                      3,150,163                  -                      -
  Proceeds Exercise of Warrants/Options                                   334,733                  -                      -
Capital Contributions                                                      78,076                  -                      -
Net Receipts/Advances to Stockholder                                     (100,600)                 -                      -
                                                            ----------------------   --------------------   -----------------

Net Cash Provided (Used) by Financing Activities                        3,697,155                  -                      -
                                                            ----------------------   --------------------   -----------------

NET INCREASE (DECREASE) IN CASH                                             1,485               1,022                   (10)

CASH - BEGINNING                                                               10                 473                    10
                                                            ----------------------   --------------------   -----------------

CASH - ENDING                                                             $ 1,495             $ 1,495              $      -
                                                            ======================   ====================   =================


                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEMS, INC
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

Earnings (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented. Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2005 and 2004 since the effect would have been anti-dilutive to the Company's net loss per common share.

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

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                                                Year Ended December 31,
                                                            2004                         2003
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------
Outstanding at beginning of year              1,054,000       $ 2.74     1,427,000        $ 3.33
Granted                                               -       $ 3.34              -            -
Exercised                                             -       $    -       (235,000)           -
Forfeited/Expired                               (44,000)      $    -       (138,000)           -
                                         ---------------              --------------
Outstanding at end of year                    1,010,000       $ 3.26      1,054,000        $ 2.74
                                         ===============              ==============

NOTE 7.	COMMON STOCK SPLIT

On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 8.	INCOME TAXES

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

	                           March 31, 2005	March 31, 2004
                                  ---------------       --------------
Statutory federal income tax rate	  34%	           34%
Valuation allowance	                 (34)	          (34)
Effective tax rate	                   -%              -%

NOTE 9.	PATENT ISSUED

On August 15, 2000, the U.S. Patent and Trademark Office issued the Patent Number 6,105,009, the Automated Teller Machine Dispenser of Debit Cards. The Patent Certificate was received on August 23, 2000.

On June 11, 2002, the U.S. Patent and Trademark Office issued the Patent Number 6,405,182, the System for Dispensing Prepaid Debit Cards Through Point-Of-Sale Terminals.

In January 8, 2003 the Company received the complete assignments of Patents numbers 6,105,009 and 6,405,182. The patents assignments to the company by the Inventor and CEO and majority stockholder have been registered at the U.S. Patent and Trademark Office. In 2004 patent application Number 10/342,991 rights were transferred to the CEO. (see Note 10)

NOTE 10. DUE TO RELATED PARTY

This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2004.

The Company has transferred the right, title and interest and rights to sue for patent infringement damages for Patent Application 10/342991, for the "System and Process for Debit Card Dispensing" to the CEO of the Company, in consideration for a $20,000 reduction in the amount owed to the CEO..

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

NOTE 12. PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at March 31, 2005:

	                              March 31, 2005
                                      ---------------
Office Furniture & Equip.	         $ 10,628
Accumulated Depreciation	          (10,180)
                                      ---------------
     Net Property & Equip.	         $    448
	                              ==============

Depreciation expense for the three months ending March 31, 2005 and 2004 were $ 318 and $318, respectively.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will not have a material impact on financial statement.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS ABOUT OUR BUSINESS, FINANCIAL CONDITION AND PROSPECTS THAT REFLECT MANAGEMENT'S ASSUMPTIONS AND BELIEFS BASED ON INFORMATION CURRENTLY AVAILABLE. WE CAN GIVE NO ASSURANCE THAT THE EXPECTATIONS INDICATED BY SUCH FORWARD-LOOKING STATEMENTS WILL BE REALIZED. IF ANY OF OUR MANAGEMENT'S ASSUMPTIONS SHOULD PROVE INCORRECT, OR IF ANY OF THE RISKS AND UNCERTAINTIES UNDERLYING SUCH EXPECTATIONS SHOULD MATERIALIZE, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS.

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

We couldn't accomplish the targets that we were looking for during the quarted ended March 31, 2005.

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


Date:May 16, 2005