Form 10KSB/A
period 2004-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-07-29
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10 - KSB/A
                                 (Amendment #3)

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

 /s/ BAUM & COMPANY, P.A.
 ---------------------------
     BAUM & COMPANY, P.A.

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date: July 28, 2005
By:
	/s/ VINCENT CUERVO
        ----------------
	Vincent Cuervo,
	Chief Executive Officer

Date: July 28, 2005

By:
      /s/ CHARLES A. MENENDEZ
      --------------------
      Charles A. Menendez,
      President and Chief Financial Officer