Form 10QSB
period 2005-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-08-11
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 QSB

           (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2005

                                       OR

  ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  For the transition period  from                 to
                                             ----------------     --------------
                         Commission File Number 017114

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
        (Exact name of small business issuer as specified in its charter

               FLORIDA                             59-2686523
         ---------------------                 ---------------------
  (State or other jurisdiction      (I.R.S. Employer Identification Number)
        of incorporation)

             1545 MILLER ROAD, CORAL GABLES, FLORIDA    33146-2309
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

                               Yes  [X]   No  [ ]

The number of shares outstanding of the registrant common stock is 2,150,550 (as of June 30, 2005).

                 Transitional Small Business Disclosure Format
                               Yes  [X]   No  [ ]
=======================================================================

 Item 1. - Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                               JUNE 30, 2005
                               (Unaudited)
                ------------------------------------------------------
         		                                     Page
FINANCIAL STATEMENTS

	BALANCE SHEET                                         F-1
	STATEMENTS OF OPERATIONS                              F-2
	STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          F-3-9
	STATEMENTS OF CASH FLOWS                              F-10

NOTES TO FINANCIAL STATEMENTS.                                F-11-18
----------------------------------------------------------------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                 BALANCE SHEET
                                 June 30, 2005

                                     ASSETS


PROPERTY & EQUIPMENT ( net of accumulated depreciation
                      of $10,180).......................          130
                                                           -----------

OTHER ASSETS
 Deferred Patent Costs ..................................       1,161
                                                           -----------

    Total Assets ........................................ $     1,291
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Cash Overdraft......................................... $       205
  Accounts Payable ......................................       2,550
  Accrued Expenses.......................................     115,099
  Due to Related Party ..................................      65,925
                                                           -----------
    Total Current Liabilities ...........................     183,779
                                                           -----------
Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,150,550 Issued and Outstanding .      21,505
  Additional Paid-In Capital ............................   4,705,183
  Deficit Accumulated During Developmental Stage ........  (4,909,176)
                                                           -----------
    Total Stockholders' Deficiency ......................    (182,488)
                                                           -----------

      Total Liabilities and Stockholders' Deficiency .... $     1,291
                                                          ===========

                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

 Cumulative From
                                       August 14, 1985     For the Six Months Ended     For the Quarter Ended
                                      (Inception) Through         June 30,                     June 30,
                                        June 30, 2005        2005          2004           2005         2004
                                          -----------    -----------     ----------   ---------    ---------

  General & Administrative              $ 5,440,909       $ 14,372         $ 30,114    $ 6,003      $ 10,055
  Depreciation & Amortization               109,206            636              636        318           318
                                         ------------    -----------    ------------   ---------    ---------
    Total Expenses                        5,550,115         15,008           30,750      6,321        10,373
                                         ------------    -----------    ------------   ---------    ---------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7)           (90,000)             -                -          -             -
  Interest & Other Income                   418,612         (1,978)            (796)    (1,071)         (402)
  Loss on Marketable Securities             (96,529)             -                -          -             -
  Patent application rights transferred for
   reduction in liability to related party   20,000              -                -          -             -
  Loss on Sale of Equipment                 (34,144)             -                -          -             -
                                         -------------    ------------   ------------  ---------    ---------
    Total Other Income (Expense)            217,939         (1,978)            (796)    (1,071)         (402)
                                         -------------    -------------  ------------  ---------    ---------
Net Loss before Income Taxes             (5,332,176)       (16,986)         (31,546)    (7,392)      (10,775)
Income tax benefit                           25,436              -                -          -             -
                                         -------------    -------------  ------------  ----------   ---------
Net Loss before Extraordinary Item       (5,306,740)       (16,986)         (31,546)    (7,392)      (10,775)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200)                        257,800              -                -          -             -
Benefit from utilization of net
  operating losscarryforward                139,764              -                -          -             -
                                        --------------    ------------  ------------- ---------   -----------
NET (LOSS) INCOME                      $ (4,901,784)     $ (16,986)       $ (31,546)  $ (7,392)    $ (10,775)
                                       ===============    ============  ============= =========   ===========
Net (Loss) Earnings per Common  Share                    $   (0.01)       $   (0.02)  $     -      $   (0.01)
                                                          ============  ============= =========   ===========

Weighted Average Number of Common
  Shares Outstanding                                     2,150,500        2,075,884   2,150.550    2,097,500
                                                         ============   ============= =========   ===========


                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                (Unaudited)

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

                        (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                              (Unaudited)

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

               (See Accompanying Notes to Financial Statements)

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                     Common Stock                                 Deficit
                                                ----------------------------    Aditional        During the
                                                 # of Shares                      Paid-In        Development
                                                    Issued        Amount          Capital           Stage            Total
                                                --------------- ------------  ---------------- ----------------- --------------
Jan. 11/01--for Professional Services Rendered          14,500          145            67,355                 -         67,500
Jan./Apr 01--Stock Option for Services                       -            -            34,500                 -         34,500
Jan. 31/01--Exercise of Stock Options for Cash          35,000          350            34,650                 -         35,000
May 11/01--Exercise of Stock Option for Cash            25,000          250             9,125                 -          9,375
Jul. 31/01--for Professional Services Rendered           9,000           90            80,910                 -         81,000
Dec. 31/01--Net Loss                                         -            -                 -          (217,357)      (217,357)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2001                          1,508,134       15,082         4,393,260        (4,389,166)        19,176
Jan/Nov 02--for Services                                12,750          127            26,362                           26,489
Jul. 02--Stock Options for Services                                                    87,555                           87,555
Aug. 14/02--Exercise of Stock Option for Cash          265,000        2,650            23,850                 -         26,500
Dec 31/02--Net Loss                                                                                    (158,691)      (158,691)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2002                          1,785,884       17,859         4,531,027        (4,547,857)         1,029
Mar/Nov 03--Stock for Services                          30,000          300            27,300                 -         27,600
July 22/03--Exercise of Stock Options for Cash         235,000        2,350            21,150                           23,500
Dec. 31/03--Net Loss                                                                                   (146,114)      (146,114)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2003                          2,050,884       20,509         4,579,477        (4,693,971)       (93,985)
Feb 6/03--Stock for Payables                            46,666          466            69,036                 -         69,502
July/sept04-Stock for Professional services             53,000          530            56,670                 -         57,200
Dec.31/04--Net Loss                                          -            -                 -          (198,218)      (198,218)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE- DECEMBER 31, 2004                           2,150,550       21,505         4,705,183        (4,892,189)      (165,501)
June 30/05--Net Loss                                         -            -                 -           (16,986)       (16,986)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE-JUNE 30, 2005                                2,150,550     $ 21,505        $4,705,183       $(4,901,176)     $(182,488)


PAGE>F-6
                (See Accompanying Notes to Financial Statements)


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

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Cumulative from        For the Six Months Ended
                                                               Aug. 14, 1985 to               June 30,
                                                                June 30, 2005            2005            2004
                                                             ---------------------    ----------       ----------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss                                                        $ (4,909,176)        $ (16,986)        $ (31,546)
Adjustments to Reconcile Net Loss                                          -                 -                 -
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization                                        108,139               636               636
  Loss on marketable Securities                                      130,741                 -                 -
  Expired Public Offering Costs                                      110,000                 -                 -
  Patent application rights transferred for reduction in
    liability to related party                                       (20,000)                -                 -
  Cancellation of Stockholder Note Receivable                         55,490                 -                 -
  Stock & Options Issued in Lieu of Cash for
    Professional Services                                            954,166                 -                 -
  Loss on Sale of Equipment                                           34,144                 -                 -
  Decrease (Increase) in Other Assets                                 (1,161)                -                 -
  Increase (Decrease) in Due to Related Party                         85,927            16,722            22,699
  Increase (Decrease) in Payables & Accrued Expenses                 190,583            (1,050)            8,394
                                                                  -------------        -----------       ----------
Net Cash Provided (Used) in Operating Activities                  (3,261,697)             (678)               32
                                                                  -------------        -----------       ----------
INVESTING ACTIVITIES
  Purchase of Marketable Securities                                 (130,741)                -                 -
  Purchases of Property & Equipment                                 (126,062)                -                 -
  Patent License Expenditures                                       (201,864)                -                 -
  Proceeds from Sales of Equipment                                    22,994                 -                 -
                                                                 --------------        -----------       ----------
Net Cash Provided (Used) in Investing Activities                    (435,673)                -                 -
                                                                 --------------        -----------       ----------
FINANCING ACTIVITIES
  Cash Overdraft                                                         205               205                 -
  Proceeds from Issuance of Stock-Private Offerings                  234,783                 -                 -
  Proceeds from Issuance of Stock-Public Offerings                 3,150,163                 -                 -
  Proceeds Exercise of Warrants/Options                              334,733                 -                 -
Capital Contributions                                                 78,076                 -                 -
Net Receipts/Advances to Stockholder                                (100,600)                -                 -
                                                                 -------------         ------------     -----------

Net Cash Provided (Used) by Financing Activities                   3,697,155               205                 -
                                                                 -------------         ------------     -----------
NET INCREASE (DECREASE) IN CASH                                          (10)             (473)               32

CASH - BEGINNING                                                          10               473                10
                                                                 -------------        -------------     ------------

CASH - ENDING                                                   $          -         $       -        $       42
                                                                 =============        =============     =============

                (See Accompanying Notes to Financial Statements)



NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Statements

The financial statements for the three and six months ending June 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and six months are not indicative of a full year of results.

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

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

                                                                Year Ended December 31,
                                                            2004                         2003
                                                         ------------                -------------
                                                          Weighted                     Weighted
                                                           Average                     Average
                                                          Exercise                     Exercise
                                             Shares         Price        Shares         Price
                                         --------------- ------------ -------------- -------------
Outstanding at beginning of year              1,054,000       $ 2.74     1,427,000        $ 3.33
Granted                                               -       $    -              -            -
Exercised                                             -       $    -       (235,000)           -
Forfeited/Expired                               (44,000)      $    -       (138,000)           -
                                         ---------------              --------------
Outstanding at end of year                    1,010,000       $ 3.26      1,054,000        $ 2.74
                                         ===============              ==============


NOTE 7.	COMMON STOCK SPLIT

On February 1, 1999, the Board of Directors of the company approved a 10 to 1 reverse stock split. All financial data has been appropriately adjusted.

NOTE 8.	INCOME TAXES

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

					Six Months Ending
	                            June 30, 2005 June 30, 2004
                                --------------   ---------------
Statutory federal income tax rate	  34%	     34%
Valuation allowance	                 (34)	    (34)
Effective tax rate	                   -%	     -%

NOTE 9.	PATENT ISSUED

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

In 2004 patent application Number 10/342,991 rights were transferred to the CEO. (see Note 10)

NOTE 10. DUE TO RELATED PARTY

This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2005.

The Company has transferred the right, title and interest and rights to sue for patent infringement damages for Patent Application 10/342991, for the "System and Process for Debit Card Dispensing" to the CEO of the Company, in consideration for a $20,000 reduction in the amount owed to the CEO in 2004.

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

NOTE 12. PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at March 31, 2005:

	                              June 30, 2005
                                      --------------
Office Furniture & Equip.	         $ 10,628
Accumulated Depreciation	          (10,498)
                                      --------------
     Net Property & Equip.	         $    130
                                      ==============

Depreciation expense for the six months ending June 30, 2005 and 2004 were $ 636 and $636, respectively.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and have accounted for all awards granted to employees in recent years using the fair value recognition method. Accordingly we believe SFAS No. 123(R) will have a material impact on financial statement at such time as options are granted.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENT

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

THERE MAY BE OTHER RISKS AND CIRCUMSTANCES THAT MANAGEMENT MAY BE UNABLE TO PREDICT. WHEN USED IN THIS REPORT, WORDS SUCH AS, "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.

On May 2005, the Board of Directors accepted with regret that Jose E. Aguirre of Default Proof Credit Card System, Inc., notified the Board Of Director that effective on this date and because of his transfer to Los Angeles, California in the next following weeks, to accept his resignation as a member of the company Board of Directors.

On June 16, 2005 the U.S. Court of Appeals for the Federal Circuit have hold claim 1 of Default Proof Credit Card System, Inc. U.S. Patent No. 6,405,182 invalid as indefinite under 35 U. S. C. Section, 112, Paragraph 2. in that respect the U.S. Court of Appeals for the Federal Circuit we affirm the district court's grant of summary judgment of invalidity. Because the defendants do not appeal the district court's holding that dependent claims 2 through 7 are not invalid, we leave that portion of the judgment undisturbed.

The Intellectual Property of the Company counts with several patent application pending and there have been intense work and dedication making improvements, and hope to receive the patent allowance in a Patent Office Action's communication indicating the patent's grants to specially 2 of the patent pending applications. We have revised possible contacts regarding our Patent Number 6,105,009 "The Automated Teller Machine Dispenser of Debit Cards".

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

b) Form 8-K's

- Filed June 20, 2005- Items 5.02 and 8.01-  Departure of Director; Other Event


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


Date:August 11, 2005