Form 10QSB
period 2005-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2005-11-14
CIK 803260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 QSB

           (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2005

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

 Item 1. - Financial Statements

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2005
                                  (Unaudited)
                ------------------------------------------------------
         		                                     Page
FINANCIAL STATEMENTS

	BALANCE SHEET                                         F-1
	STATEMENTS OF OPERATIONS                              F-2
	STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY          F-3-9
	STATEMENTS OF CASH FLOWS                              F-10

NOTES TO FINANCIAL STATEMENTS.                                F-11-18
----------------------------------------------------------------------

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A Development Stage Company)


                                 BALANCE SHEET
                               September 30, 2005

                                     ASSETS
CASH....................................................  $       313

PROPERTY & EQUIPMENT ( net of accumulated depreciation
                      of $10,512).......................          116
                                                           -----------

OTHER ASSETS
 Deferred Patent Costs ..................................       1,161
                                                           -----------

    Total Assets ........................................ $     1,590
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts Payable ...................................... $     2,150
  Accrued Expenses.......................................     115,099
  Due to Related Party ..................................      72,216
                                                           -----------
    Total Current Liabilities ...........................     189,465
                                                           -----------
Stockholders' Deficiency
  Common Stock, $0.01 Par Value, 2,500,000
    Shares Authorized, 2,150,550 Issued and Outstanding .      21,505
  Additional Paid-In Capital ............................   4,705,183
  Deficit Accumulated During Developmental Stage ........  (4,914,563)
                                                           -----------
    Total Stockholders' Deficiency ......................    (187,875)
                                                           -----------

      Total Liabilities and Stockholders' Deficiency .... $     1,590
                                                           ===========

                (See Accompanying Notes to Financial Statements)

                     DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Cumulative From
                                      August 14, 1985     For the Mine Months Ended     For the Quarter Ended
                                     (Inception) Through       September 30,               September 30,
                                      September 30, 2005      2005          2004           2005         2004
                                          -----------    -----------     ----------   ---------    ---------

  General & Administrative              $ 5,445,103       $ 18,566         $ 91,509    $ 4,194      $ 61,394
  Depreciation & Amortization               109,220            650              953         14           318
                                         ------------    -----------    ------------   ---------    ---------
    Total Expenses                        5,554,323         19,216          92,462       4,208        61,712
                                         ------------    -----------    ------------   ---------    ---------

OTHER INCOME(EXPENSE)
  Litigation Settlements (Note 7)           (90,000)             -                -          -             -
  Interest & Other Income                   417,433         (3,157)           (1,367)   (1,179)         (571)
  Loss on Marketable Securities             (96,529)             -                -          -             -
  Patent application rights transferred for
   reduction in liability to related party   20,000              -                -          -             -
  Loss on Sale of Equipment                 (34,144)             -                -          -             -
                                         -------------    ------------   ------------  ---------    ---------
    Total Other Income (Expense)            216,760         (3,157)          (1,367)    (1,179)         (571)
                                         -------------    -------------  ------------  ---------    ---------
Net Loss before Income Taxes             (5,337,563)       (22,373)         (93,829)    (5,387)      (62,283)
Income tax benefit                           25,436              -                -          -             -
                                         -------------    -------------  ------------  ----------   ---------
Net Loss before Extraordinary Item       (5,312,127)       (22,373)         (93,829)    (5,387)      (62,283)
Extraordinary item - Gain from
  restructuring of debt (net of Income
  Taxes of $165,200)                        257,800              -                -          -             -
Benefit from utilization of net
  operating losscarryforward                139,764              -                -          -             -
                                        --------------    ------------  ------------- ---------   -----------
NET (LOSS) INCOME                      $ (4,914,536)     $ (22,373)       $ (93,829)  $ (5,387)    $ (62,283)
                                       ===============    ============  ============= =========   ===========
Net (Loss) Earnings per Common  Share                    $   (0.01)       $   (0.05)  $     -      $   (0.01)
                                                          ============  ============= =========   ===========

Weighted Average Number of Common
  Shares Outstanding                                     2,150,500        2,084,665   2,150,550    2,115,300
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

               (See Accompanying Notes to Financial Statements)

                    DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                     Common Stock                                 Deficit
                                                ----------------------------    Aditional        During the
                                                 # of Shares                      Paid-In        Development
                                                    Issued        Amount          Capital           Stage            Total
                                                --------------- ------------  ---------------- ----------------- --------------
Jan. 11/01--for Professional Services Rendered          14,500          145            67,355                 -         67,500
Jan./Apr 01--Stock Option for Services                       -            -            34,500                 -         34,500
Jan. 31/01--Exercise of Stock Options for Cash          35,000          350            34,650                 -         35,000
May 11/01--Exercise of Stock Option for Cash            25,000          250             9,125                 -          9,375
Jul. 31/01--for Professional Services Rendered           9,000           90            80,910                 -         81,000
Dec. 31/01--Net Loss                                         -            -                 -          (217,357)      (217,357)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2001                          1,508,134       15,082         4,393,260        (4,389,166)        19,176
Jan/Nov 02--for Services                                12,750          127            26,362                           26,489
Jul. 02--Stock Options for Services                                                    87,555                           87,555
Aug. 14/02--Exercise of Stock Option for Cash          265,000        2,650            23,850                 -         26,500
Dec 31/02--Net Loss                                                                                    (158,691)      (158,691)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2002                          1,785,884       17,859         4,531,027        (4,547,857)         1,029
Mar/Nov 03--Stock for Services                          30,000          300            27,300                 -         27,600
July 22/03--Exercise of Stock Options for Cash         235,000        2,350            21,150                           23,500
Dec. 31/03--Net Loss                                                                                   (146,114)      (146,114)
                                                --------------- ------------  ---------------- ----------------- --------------
BALANCE - DECEMBER 31, 2003                          2,050,884       20,509         4,579,477        (4,693,971)       (93,985)
Feb 6/03--Stock for Payables                            46,666          466            69,036                 -         69,502
July/sept04-Stock for Professional services             53,000          530            56,670                 -         57,200
Dec.31/04--Net Loss                                          -            -                 -          (198,218)      (198,218)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE- DECEMBER 31, 2004                           2,150,550       21,505         4,705,183        (4,892,189)      (165,501)
June 30/05--Net Loss                                         -            -                 -           (16,986)       (16,986)
                                               ---------------  ------------  ---------------  -----------------  --------------
BALANCE-SEPTEMBER 30, 2005                           2,150,550     $ 21,505        $4,705,183       $(4,914,563)     $(187,874)


PAGE>F-6


          Statement of Stockholders' Equity (Deficiency)  (Continued)
                                  (Unaudited)

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





                   DEFAULT PROOF CREDIT CARD SYSTEM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               Cumulative from        For the Nine Months Ended
                                                               Aug. 14, 1985 to               September 30,
                                                              September 30, 2005          2005            2004
                                                             ---------------------    ----------       ----------
Cash Flows From:
OPERATING ACTIVITIES
Net Loss                                                        $ (4,914,563)        $ (22,373)        $ (93,829)
Adjustments to Reconcile Net Loss                                          -                 -                 -
  Net Cash Provided in Operating Activities:
  Depreciation & Amortization                                        108,153               650               954
  Loss on marketable Securities                                      130,741                 -                 -
  Expired Public Offering Costs                                      110,000                 -                 -
  Patent application rights transferred for reduction in
    liability to related party                                       (20,000)                -                 -
  Cancellation of Stockholder Note Receivable                         55,490                 -                 -
  Stock & Options Issued in Lieu of Cash for Services                954,166                 -            57,200
  Loss on Sale of Equipment                                           34,144                 -                 -
  Decrease (Increase) in Other Assets                                 (1,161)                -                 -
  Increase Due to Related Party                                       92,218            23,013            28,769
  Increase (Decrease) in Payables & Accrued Expenses                 189,633            (1,450)            6,992
                                                                  -------------        -----------       ----------
Net Cash Provided (Used) in Operating Activities                  (3,261,179)             (160)               86
                                                                  -------------        -----------       ----------
INVESTING ACTIVITIES
  Purchase of Marketable Securities                                 (130,741)                -                 -
  Purchases of Property & Equipment                                 (126,062)                -                 -
  Patent License Expenditures                                       (201,864)                -                 -
  Proceeds from Sales of Equipment                                    22,994                 -                 -
                                                                 --------------        -----------       ----------
Net Cash Provided (Used) in Investing Activities                    (435,673)                -                 -
                                                                 --------------        -----------       ----------
FINANCING ACTIVITIES
  Cash Overdraft                                                         205               205                 -
  Proceeds from Issuance of Stock-Private Offerings                  234,783                 -                 -
  Proceeds from Issuance of Stock-Public Offerings                 3,150,163                 -                 -
  Proceeds Exercise of Warrants/Options                              334,733                 -                 -
Capital Contributions                                                 78,076                 -                 -
Net Receipts/Advances to Stockholder                                (100,600)                -                 -
                                                                 -------------         ------------     -----------

Net Cash Provided (Used) by Financing Activities                   3,697,360               205                 -
                                                                 -------------         ------------     -----------
NET INCREASE (DECREASE) IN CASH                                          303              (160)               86

CASH - BEGINNING                                                          10               473                10
                                                                 -------------        -------------     ------------

CASH - ENDING                                                   $        313        $      313       $        96
                                                                 =============        =============     =============

                (See Accompanying Notes to Financial Statements)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Interim Statements

The financial statements for the nine months ending September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the three and six months are not indicative of a full year of results.

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

					  Nine Months Ending
	                      September 30, 2005	September 30, 2004
                             ---------------------------------------------
Statutory federal income tax rate	  34%	            34%
Valuation allowance	                 (34)	           (34)
Effective tax rate	                  -%	            -%

NOTE 9.	PATENT ISSUED

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

NOTE 12.PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at September 30, 2005:

	                    September 30, 2005
                            ---------------------
Office Furniture & Equip.         $ 10,628
Accumulated Depreciation           (10,512)
                            ---------------------
    Net Property & Equip.	  $    116
	                          ===========

Depreciation expense for the nine months ending September 30, 2005 and 2004 were $650 and $954, respectively.

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

The Intellectual Property of the Company counts with several patent applications pending and there have been intense work and management have continued working on the review and improvements on its patent pending applications expecting that will be completed on time allowing filing the answers to the Office Actions received from the U.S. Patent Office last July 2005, we have received on September 30, 2005 a notice of patent allowance for patent pending application No. 09/207,854, which the company's patent attorney will review once a requested copy is received and will prepare the response and if necessary will Request for Continued Examination (RCE) and amendments will be filed. A Patent Office Action was received for the patent pending application number 10/342,991, and will be answered with amendments that are considered necessary. Both pending applications are important pieces for our prepaid debit card program. We are proceeding with the previous quarter plans related to the other Company Patents and have been resolved to go ahead with the offering of non-exclusive licenses of our Patent Number 6,105,009, "The Automated Teller Machine Dispenser of Debit Cards", and we will be proceeding with some of the preliminary steps contacting ATMs manufacturers which have indicated in the news media and their website pages the including in the production of their ATMs our patented feature, having already deployed several ATMs dispensing debit cards. We are expecting interest in our proposals which if positive should generate future revenue from these patent-license agreements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry. Since August 24 and up to late September stormy weather in Florida and other locations in the Nation have slowed down and disrupted business activities.

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

- None-

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


Date:November 14, 2005