Form 10KSB
period 2005-12-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2006-03-28
CIK 803260

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                 Form 10-KSB

                                   (Mark One)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission file number   0-17114

                        Default Proof Credit Card System, Inc.

                 (Name of small business issuer in its charter)

                             A DEVELPMENT STAGE COMPANY

                 Florida                            59-2686523

            (State or other jurisdiction of         (I.R.S. Employer

           incorporation or organization)         Identification No.)

                                1545 Miller Road

                           Coral Gables, Florida           33146

             (Address of principal executive offices)   (Zip Code)

                                 (305) 666-1460

                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act

      Title of each class        Name of each exchange on which registered

                  None                                    None

         Securities registered under Section 12(g) of the Exchange Act:

                           None      (Title of Class)

================================================================================

Securities Registered pursuant to Section 12(g) of the Act:

     Common Stock, Par Value $ 0.01

(Title of Class)

Check whether the issuer (1) has filed all reports required to be file d by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No_____

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant’s knowledge, in definite proxy information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer’s revenue for its most recent fiscal year was: Nil

The aggregate market value of the voting stock held by no n -affiliates of the registrant (based upon the NASDAQ average bid and asked prices as of March 6, 2006 of shares issued and outstanding of the registrant’s common stock $0.01 par value was $1,086,780. and as of March 6, 2006 the amount of shares issued and outstanding was: 2,150,550.

Forward-Looking Statements

Statements in this Company information disclosures are certain statements which are not historical or current fact and constitute ``forward-looking statements'' within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include access to these platforms, expands product offerings to a nationwide reach, and possible contracts for 2006 would create s revenues and we may or could anticipate growth throughout the year involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements.

Such forward-looking statements are based on our best estimates of future results, performance or achievements, based on current conditions and the most recent improvement results of the company’s intellectual property. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms ''may`` ''will,`` ''potential,`` ''opportunity,`` ''believes,`` ''belief,`` ''expects," ''intends,`` ''estimates,`` ''anticipates,`` or ''plans`` to be uncertain and forward looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the company's reports and registration statements filed with the Securities and Exchange Commission including, but not limited to, its report on form 10-KSB for December 31, 2004. Consequently, all of the forward-looking statements made in this press release are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by the company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the company or its business or operations.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

             PART I

Item 1: HISTORY OF THE COMPANY and BUSINESS

Operations commenced in 1986 with the license granted to it by the Company’s president ,Vincent Cuervo, of his early intellectual property referred to as "The Resource Default Proof Method System” patents. Agreements and considerations between him and the Company were executed and patent applications, patents and other proprietary rights to the system, including the right to use the registered trademark: RESOURCE, where among them.

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

Default Proof Credit Card System, Inc. (the “Company” or “DPCCS”), was incorporated in August 1985 under the laws of the State of Florida. The Company engages in the development of proprietary methods and systems for issuing secured, prepaid, stored value, gift, payroll, credit and debit cards, that are a safer lending risk for the issuers.  The Company’s first secured type cards were marketed under the trademark RESOURCE.  Presently the Company owns patents and other intellectual property as the U.S. Patent No. 6,105,009 “The Automated Teller Machine Dispenser of Prepaid Debit Cards”, “The Prepaid Debit Card Dispensed at P-O-S Terminals, U.S. Patent No. 6,405,182,and agreements and considerations on patent s pending related to prepaid debit and stored value cards.

Item 2. THE COMPANY’S PATENTS AND PATENT PENDING APPLICATIONS

The Company is searching and searching the necessary paperwork, PTO Forms, and in the next following weeks it should be filing  Certificate of Correction form related to the Patent Number 6,405,182.

Among the patent applications pending there is the "Internet Website Program For the Purchase, Issue and Dispensing of Debit Cards," US Patent Application #9,207,854 filed on December 8, 1998, fully described at the Company's website at www.dpccsystem.com or UBUYDEBITCARDS.COM. On January 28, 2005, Vincent Cuervo, CEO, the inventor, received from the U. S. Patent and Trademark Offices Board of Appeals and Interferences notice that on Appeal No.2005-0024 filed by Appellant Vincent Cuervo on June 30, 2001 the examiner's rejection decision on this application #09.207,854 was reversed, consequently the issue of its related US Patent should expected promptly after needed amendments to the application were filed. On January 30, 2006 the US Patent and Trademark Office (PTO) published in their Internet Pair Portal that the “Processing by Tech Center Complete”.

The Company filed new U.S. patent applications and one international application through the Patent Cooperation Treaty (PCT). The PCT application determines the priority rights of the Company's intellectual property. Again, all of these applications are related to the Stored Value Prepaid Debit Card Program.

The MEXICO Patent was granted the Patent Certificate was issued on January 14, 2005 and states that the Patent No.225623 established its Priority Rights effective from March 13, 2000.

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

The certificate on its front page states that the inventor has the exclusive right for the exploitation of the invention claimed in the rights chapter for twenty years from March 12, 2001.

There are several applications pending at the Patent Cooperation Treaty. The annual maintenance fee for each of those countries has been paid and even though it is not assured we expect to receive notices of allowance for the patents soon.

Application No. 10/342,991 filed by Vincent Cuervo on January 15, 2003 is also pending. Amendments should be filed at the US Patent and Trademark Office.

On October 19, 2005 the company patent lawyer filed a Request for Continued Examination (RCE) of patent application No.09/207,854 and it was forwarded to examiner on 01/04/2006 who later on 01/30/2006 notified the applicant that Processing by Tech Center was complete.
On February 1, 2006 Vincent Cuervo, CEO filed a new application "System and Process for the sales, validation, rewards and delivery of prepaid Debit Cards".

     On February 1, 2006 Vincent Cuervo, CEO filed a new application with the PTO, its Title: “System & Process for the Sale, Validation, Rewards and Delivery of Prepaid Debit Cards” On February 1, 2006 Vincent Cuervo filed a new patent application “System and process for sales, validation, rewards and delivery of prepaid debit cards” that has 26 claims, receiving on March 3, 2006 from the US Patent and Trademark Office an Office Action notifying V. Cuervo the application number and other information. It is a Continuation In Part (CIP) and if granted and issued the related patent by the PTO should have priority rights back to June 16, 1997. Publication by the PTO of this new patent pending application should by early June 2006.

The described patents and patent pending applications represent the methods, systems and processes to sale, purchase, deliver, validation and dispense of prepaid debit cards. There is no assurance that any of the above mentioned patent pending applications should result in a grant of a related issued patent.

“PREPAID DEBIT CARD SYSTEM” filed in the Europe Patent Office  comprising United Kingdom, Germany, Spain, through the Patent Cooperation Treaty, and also in Mexico and Canada for the worldwide protection of the Company’s patents and patent pending applications priority date, earlier this year the company solicited Patent Officesin Europe (WIPO) the acceleration of the examination and they replied that may be a possible decision in 4 to 8 months.

These patent pending applications are related to various aspects of the sale, purchase, issuance, validation, delivery and or dispensing of Prepaid Debit Cards which have presently multiple personalities and marketed under a plurality of names as, Gift Cards, stored value cards, contact-less cards, payroll cards, speedway cards, cash cards debit cards, and the like, and with many other similar names. Most of these U.S. patents, and patent pending applications are Continuation In Part (“CIP”) of the Company’s U.S. Patent 6,405,182, and Patent 6,105,009, application pending No. 09/207,854 and most are “CIP” of patent application number 08/877,006 that was filed on June 16, 1997 and now abandoned which date June 16, 1997 counts for the priority rights of these patents and applications pending. Most of the above referenced Intellectual Property are protected under the United States and International copyright laws, as well as nationwide and in Florida trademark rights. RESOURCE is a Registered Trademark of the Company.

These prepaid debit cards do not require a previous or formal banking relationship with the issuer or sponsor.

The Company offers licenses of it’s patents and patent pending applications, the prepaid debit cards to be sold via numerous innovative and traditional channels including retailers and entities, Over-the-Counter at stores, through the U.S. Postal Services, the Internet, and other ways.

 The company is poised to be able to enter into the worldwide market of Prepaid Debit Cards through its intellectual property.           Frequently and interchangeably, the prepaid debit card is marketed through multiple names and referred to as the Prepaid Card, Stored Value Card, the Gift Card, the Check Card, Cash Card, etc. It is our belief that regardless of the nomenclature, all or most should fall under the umbrella of our patents protection. The patent protection of our technology, processes, methods, systems and products are essential and critically important to future developments and operational plans of the Company. The future success of products that are in a planning or development phase may depend, in part, upon our ability to obtain patent protection.

Based upon the Company's belief as to the essential importance of patent protection for proprietary technologies the intention is for additional patent applications to be filed. Although management strongly believes that this is the most appropriate course to follow for new products and/or technological developments, there can be no guarantee that any additional patents will be issued or, if issued that they will be of commercial value or benefit. Further, it is premature or impossible to anticipate the breadth or degree of protection that any such patents may provide. Further, there can be no guarantee that any products developed by the Company will not infringe on patents held by third parties, or in any such cases that licenses from such third parties will be available on commercially acceptable terms, if at all.

 Default Proof Credit Card System, Inc. is fully committed to entering into License Arrangements with all interested and qualified parties including those who have previously ignored the Patent Pending disclosures that have been printed as warnings on all of our marketing material, on the website pages, on Non-Disclosure Agreements that have been executed with the Company or on brochures that have been marked as confidential. Also, we will enter into agreements with companies that we have made presentations to, discussed our products and marketing programs with.

 It is Company desire that 2006 will deliver to us the opportunity to reward those patient and faithful shareholders with the future Company success on 2006.

THE COMPANY’S POTENCIAL REVENUE

U.S. Patent No.6,105,009 which is a continuation in part of patent application number 08/877,006 now abandoned.  These Prepaid Debit Cards would be offered, sold, purchased, loaded and reloaded at participating licensed retailer locations, such as supermarkets, pharmacies, convenience stores, entities of any kind, as well as from merchants and retail stores locations. Virtually anyone, anywhere in the world could be a purchaser of one or multiple cards.

The Company revenues should develop from royalties or fees generated from licenses, and among others from ATMs manufacturers, use, importation, sale and/or offer for sale of ATM with the company patented features, and from licenses issued to financial entities that own their own ATMs and would like to benefit by adding the many features available in this patent. There are several options as an up front fee, a fee per card purchased and transactions and others, are among the future revenue income for the Company.

The program, is protected under U.S. Patent Number 6,105,009, and by its others Continuation In Part U.S. Patents and pending applications, the prepaid debit card has no bank relation, and offers a variety of services as money transfers card to card, person to card, teenager programs, payroll, access to college students, and many other features like the re-loading and replacement of the card.  This prepaid debit card will not require links to a bank checking account, and may be reloaded and replaced if lost.

        Consumers receiving, shopping and/or prepaying, the prepaid debit cards will have the opportunity to select and design their cards with features that should be unique, including the line of credit amount, which may be associated to the “twin, or multiple cards” feature as an inexpensive and convenient way to secure money transfers.

item 2. DESCRIPTION OF PROPERTY

The Company’s executive offices consisting of approximately 750 square feet, are located at 1545 Miller Road, Coral Gables, FL 33146, the landlord is Vincent Cuervo, J.D., who hasn’t charged or received payment for the space occupied by the Company since March 1995. Furniture, general office equipment, several computers, printers, fax, scanner. Telephone number: (305) 666-1460; Fax Number:(305) 665-3462.

E-Mail:dpccsystemaol.htm"dpccsystem@aol.com - Website: www.dpccsytem.com. Domain names owned: ubuydebitcards.com; resourcedebitcards.com. and the OTCprepaiddebitcards.com; ubuydebitcards.com.

Ownership of the patents and patent pending applications

Default Proof Credit Card System holds the assignment and worldwide ownership of U.S. Patent 6,405,182 issued to Vincent Cuervo, J.D., and related to patent pending applications filed by Vincent Cuervo up to the date of this 10 KSB, December 31, 2005, there are considerations at this time between the Company and inventor Vincent Cuervo,J.D. if a related patent(s) is granted by the US Patent Office,  There is no assurance that all or any of these patent pending applications will receive patent allowance.

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

Vincent Cuervo has offered, and keeps offering the first right of refusal to the Company in exchange for Stock Option Grants. Vincent Cuervo when discussing the stock option grants from the Company in exchange for the worldwide ownership of all rights and licenses of his intellectual property, never took into consideration the price of the shares at the time the Stock Option was granted, which in most instances the price was at “a penny for the lot” or one or two pennies per share.

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

Item 3.

Legal Proceedings.

Litigation, appeal, according to the New York Times, patent enforcement is a $150 billion per year business.

On October 20, 2004 the US District Court for the Southern District Of Florida Case No.03-20094-Civil Altonaga/Bandstra Done and Ordered GRANTING DEFENDANT'S UNOPPOSED MOTION FOR AN ORDER TO UNSEAL THE ORDER ON PENDING MOTIONS entered September 30, 2004.

In the News Release published on October 27, 2004 Default Proof Credit Card System, Inc., owner of intellectual property related to the Prepaid Debit Cards, announced that notice was given that Default Proof Credit Card System, Inc., plaintiff in the Civil Action 03-20094-CIV, has appeal to the United States Court of Appeals for the Federal Circuit from the (a) Final Judgment dated and entered on October 14, 2004; (b) the (Filed Under Seal) September 30, 2004 Order Invalidating Claim 1 of US Patent No. 6,405,182 on summary judgment on grounds of indefiniteness under 35 U.S.C. 112, ¶2; and (c) all other decisions or orders supporting the above judgment.

LISTING OF BRIEFS –

U.S. Court of Appeals for the Federal Circuit CASE No. 05-1069On December 15, 2004 BRIEF FOR PLAINTIFF-APPELLANT DEFAULT PROOF CREDIT CARD SYSTEM, INC. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 12.15/2004, FILED ON 12/15/2004. (NON-CONFIDENTIAL).

On January 25, 2005 BRIEF OF APPELLEE HOME DEPOT U.S.A. INC. BY HOME DEPOT U.S.A. INC. (APPELLEE). SERVED BY MAIL ON 1/25/2005. FILED ON 1/25/2005. (NON-CONFIDENTIAL).

UNSEAL THE ORDER ON PENDING MOTIONS entered September 30, 2004.

On January 25, 2005 BRIEF OF APPELLEES SAM'S EAST, INC., STARBUCKS COFFEE COMPANY, URBAN COFFEE OPPORTUNITIRD, LLC, WAL-MART STORES, INC., AND WAL-MART STORES EAST, LP. BY SAM"S EAST INC, STARBUCKS COFFEE COMPANY ET AL ( APPELLEES ). SERVED BY MAIL ON 1/25/2005.FILED 01/25/2005(NON-CONFIDENTIAL).

On February 11, 2005 REPLY BRIEF OF PLAINTIFF-APPELLANT DEFAULT PROOF CREDIT CARD SYSTEM INC. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 2/11/2005. FILED ON 2/11/2005 ( CONFIDENTIAL).

 On February 18, 2005 APPENDIX. BY DEFAULT PROOF CREDIT CARD SYSTEM, INC. (APPELLANT). SERVED BY MAIL ON 2/18/2005. FILED ON 2/18/2005(CONFIDENTIAL-NON-CONFIDENTIAL VERSIONS).

On June 16, 2005 the U.S. Court of Appeals for the Federal Circuit have hold claim 1 of Default Proof Credit Card System, Inc. U.S. Patent No. 6,405,182 invalid as indefiniteness under 35 U. S. C. §, 112, 2. in that respect we affirm the district court's grant of summary judgment of invalidity. Because the defendants do not appeal the district court's holding that dependent claims 2 through 7 are not invalid, we leave that portion of the judgment undisturbed, AFFIRMED.

 We have been uncomfortable with retailers and corporations who have ignored the intellectual property rights of Default Proof and are marketing, offering, selling and dispensing Prepaid Debit Cards under various names such as GIFT CARDS, PAYROLL CARDS, STORE VALUE CARDS, CASH CARDS, ETC…, and who have refused to negotiate though a license was offered to several of them

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders

during the twelve months ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

The Company’s common stock is traded in the over-the-counter bulletin Board market and prices are quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market, the OTC:BB under the Symbol “DPRS”.

The following table sets forth the high and low bid information for the Company’s common stock monthly during 2003. The quotations provided below reflect inter-dealer prices, without mark ups, mark downs or commission and may not represent actual transactions.

Item 6.   SELECTED FINANCIAL DATA

On December 31, 2005 the Company had approximately 637 holders of record of the Company’s common stock. A large number of the 637 shareholders, over 575, were brokers and other institutions holding shares in “street name” for one or more than one beneficial owner.

DIVIDENDS

The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the near future. The dividend payment will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

    and FUTURE OPERATIONS

The Intellectual Property of the Company counts with several patent applications pending, in the USA and abroad, and there have been intense work and dedication having continued to work on their improvements expecting that work will be completed filing of amendment and answers to the Office Actions received from the U.S. Patent Office last July 2005 and September 30, 2005, answers which are expected may cause the PTO to issue patent allowances in their future Office Actions’ communications indicating the issue of patents’ grants to specially two of the patent pending applications numbers 09/207,854 and 10/342,991, both of them related to our prepaid debit card program.   On September 29,2005 we file for amendments to application ‘854, one day later, September 30, 2005, it was received from the Patent Office a Notice of Allowance which wasn’t complete and did not include yet our amendment filed the day before. On October 19, 2005 after conversations of our patent attorney with the examiner and her supervisor  a Request for Continue Examination (RCE) was filed.

An embodiment of the present invention provides a process and system for the offering, selling, purchasing orders, validating and dispensing through the Internet or World Wide Web which is conducive to conducting electronic commerce a prepaid debit card that currently has multiple personalities market under plurality and different names.

On February 1, 2006 Vincent Cuervo, CEO, file a new application with 26 claims with the title: “System and process for the sales, validation, rewards and delivery of prepaid debit cards”, advise of receipt was received by March 7, 2006, announcing its publication in early June 2006.

We are proceeding with plans related to the other Company’s patents and have been resolved to go ahead with offering of non-exclusive licenses. We expect interest in our proposals that may develop revenue from patent-license.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to under reasonable terms, raise capital in the near future, the retention of key employees and changes in the regulation of our industry. Since August 24 and up to late September stormy weather in Florida and other locations in the Nation have slowed down and disrupted business activities.

Employees

The Company is not a manufacturing corporation, no products are manufacture by Default Proof Credit Card, Inc., its main source of revenue would be originated by the royalties and fees earned from the licenses sold. It is expected than soon the Company would require administration personnel for office and daily duties, and added in time as the growth demand. As of this date, the Company has five employees, 3 serving also as officers, like the CEO, the Counsel and Company's Secretary, and Charles A. Menendez, C.P.A., newly appointed President and C.F.O. On December 1, 2004 Board of Directors Meeting and by the unanimous vote of all its members, Vincent Cuervo, C.E.O and Chairman  of the Company was ratified in his positions and his Employment Agreement was renewed for another five years term until February 1, 2010.

CONTROLS AND PROCEDURES

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

Item 8. Financial Statements

C O N T E N T S

 Page

FINANCIAL STATEMENTS

BALANCE SHEET                                                                                            F-3

STATEMENTS OF OPERATIONS                                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                     F-5-12

STATEMENTS OF CASH FLOWS                                                                 F-13-14

NOTES TO FINANCIAL STATEMENTS                                                       F-15

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive - Suite 226

Coral Springs, Florida  33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Default Proof Credit Card System, Inc.

We have audited the accompanying balance sheets of Default Proof Credit Card System, Inc., (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Default Proof Credit Card System, Inc. (a development stage company) as of December 31, 2005 and 2004 the results of its operations and its cash flows for the year then ended in conformity with generally U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company’s dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubts about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida

March 21, 2006

/s/  Baum & Company P.A.

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

December 31, 2005

ASSETS

CASH	$49

PROPERTY & EQUIPMENT ( net	116
of accumulated depreciation of $ 10,512)

Total Assets	$165

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	1,750
Accrued Expenses	115,099
Due to Related Party	77,957
Total Current Liabilities	194,806

Stockholders' Deficiency
Common Stock, $0.01 Par Value, 2,500,000
Shares Authorized, 2,150,550 Issued and Outstanding	21,505
Additional Paid-In Capital	4,705,183
Deficit Accumulated During Developmental Stage	(4,892,190)
Total Stockholders' Deficiency	(29,139)

Total Liabilities and Stockholders' Deficiency	$165

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FOR THE YEAR ENDED DECEMBER 31, 2005

Statements of Operations

	Cumulative From
	August 14, 1985	For the Year Ended
	(Inception) Through	December 31,
	December 31, 2005	2005	2004

EXPENSES
General & Administrative	$5,450,600	$24,064	$214,829
Depreciation & Amortization	109,220	650	1,271
Total Expenses	5,559,820	24,714	216,100

OTHER INCOME(EXPENSE)
Litigation Settlements (Note 7)	(90,000)	-	-
Interest & Other Income (Expense)	416,165	(4,425)	(2,118)
Loss on Marketable Securities	(96,529)	-	-
Patent application rights transferred for
reduction in liability to related party	20,000		20,000
Loss on Sale of Equipment	(34,144)	-	-
Total Other Income (Expense)	215,492	(4,425)	17,882
Net Loss before Income Taxes and	(5,344,328)	(29,139)	(198,218)
Income tax benefit	25,436	-	-
Net Loss before Extraordinary Item	(5,318,892)	(29,139)	(198,218)
Extraordinary item - Gain from
restructuring of debt (net of Income
Taxes of $165,200)	257,800	-	-
Benefit from utilization of net
operating losscarryforward	139,764	-	-
NET (LOSS) INCOME	$(4,921,328)	$(29,139)	$(198,218)
Net (Loss) Earnings per Common Share		$(0.01)	$(0.10)

Weighted Average Number of Common
Shares Outstanding		2,150,550	2,084,665

(See Accompanying Notes to Financial Statements

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholder’s Equity (Deficiency)

December 31, 2005

				Deficit
	Common Stock		Aditional	During the
	# of Shares		Paid-In	Development
	Issued	Amount	Capital	Stage	Total
To a Director, for Cash & Other Property
(A, B, C)	2,518,000	$2,518	$11,705	$-	$14,223
To Directors & Officers for non-Cash
Considerations Received (A, B, D)	582,750	583	16,900	-	17,483
To Others for non-Cash Considerations
Received (A, B, D)	49,250	49	1,428	-	1,477
BALANCE - DECEMBER 31, 1985	3,150,000	3,150	30,033	-	33,183
Private Placement Offering, Net of
Issuance Costs of $16,453 (A, E)	312,500	312	108,235	-	108,547
Patent License Costs (M)	-	-	(125,000)	-	(125,000)
Dec. 31/86 --Net Loss	-	-	-	(44,461)	(44,461)
BALANCE - DECEMBER 31, 1986	3,462,500	3,462	13,268	(44,461)	(27,731)
May 7/87--to a Director/Officer for Property
(A, B, C)	500,000	500	(500)	-	-
May 12/87--to a Director/Officer for Cash
(A,F)	100,000	100	39,900	-	40,000
Reversal of Accrued License Costs (M)	-	-	25,000	-	25,000
Capital Contribution by Principal Stockholder	-	-	78,076	-	78,076
Oct. 12/87--Public Offering, net of Costs	1,131,010	1,132	1,336,318		1,337,450
Dec. 31/87--Net Loss	-	-	-	(176,052)	(176,052)
BALANCE - DECEMBER 31, 1987	5,193,510	5,194	1,492,062	(220,513)	1,276,743
Apr. 7/88--to Directors/Officers for Property
(A, G)	800,000	800	-	-	800
May 1/88--to Others for non-Cash Considerations
Received (A, H)	95,750	96	(96)	-	-
May 19/88--Proceeds from Public Offering, net of
Public Offering Costs of	2,300,000	2,300	1,810,413	-	1,812,713
Patent License Costs (M)	-	-	(100,000)	-	(100,000)
Warrants Converted at $1.25 per Share	128,300	128	160,247	-	160,375
Dec. 31/88--Net Loss	-	-	-	(405,875)	(405,875)
BALANCE - DECEMBER 31, 1988	8,517,560	8,518	3,362,626	(626,388)	2,744,756
Warrants Converted at $2.00 per Share	3,000	3	5,997	-	6,000
Issuance of Stock by Principal Stockholder	-	-	110,000	-	110,000
Dec. 31/89--Net Loss	-	-	-	(1,129,559)	(1,129,559)
BALANCE - DECEMBER 31, 1989	8,520,560	8,521	3,478,623	(1,755,947)	1,731,197
Dec. 31/90--Net Loss	-	-	-	(1,175,201)	(1,175,201)
BALANCE - DECEMBER 31, 1990	8,520,560	8,521	3,478,623	(2,931,148)	555,996

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

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

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

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

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders' Equity (Deficiency) (Continued)

				Deficit
	Common Stock		Aditional	During the
	# of Shares		Paid-In	Development
	Issued	Amount	Capital	Stage	Total
Jan. 11/01--for Professional Services Rendered	14,500	145	67,355	-	67,500
Jan./Apr 01--Stock Option for Services	-	-	34,500	-	34,500
Jan. 31/01--Exercise of Stock Options for Cash	35,000	350	34,650	-	35,000
May 11/01--Exercise of Stock Option for Cash	25,000	250	9,125	-	9,375
Jul. 31/01--for Professional Services Rendered	9,000	90	80,910	-	81,000
Dec. 31/01--Net Loss	-	-	-	(217,357)	(217,357)
BALANCE - DECEMBER 31, 2001	1,508,134	15,082	4,393,260	(4,389,166)	19,176
Jan/Nov 02--for Services	12,750	127	26,362		26,489
Jul. 02--Stock Options for Services			87,555		87,555
Aug. 14/02--Exercise of Stock Option for Cash	265,000	2,650	23,850	-	26,500
Dec 31/02--Net Loss				(158,691)	(158,691)
BALANCE - DECEMBER 31, 2002	1,785,884	17,859	4,531,027	(4,547,857)	1,029
Mar/Nov 03--Stock for Services	30,000	300	27,300	-	27,600
July 22/03--Exercise of Stock Options for Cash	235,000	2,350	21,150		23,500
Dec. 31/03--Net Loss				(146,114)	(146,114)
BALANCE - DECEMBER 31, 2003	2,050,884	20,509	4,579,477	(4,693,971)	(93,985)
Feb 6/03--Stock for Payables	46,666	466	69,036		69,502
July/Sept04--Stock for Professional Services	53,000	530	56,670		57,200
Dec. 31/04--Net Loss				(198,219)	(198,219)
BALANCE - DECEMBER 31, 2004	2,150,550	21,505	4,705,183	(4,892,190)	(165,502)
Decmber 31 /05--Net Loss				(29,139)	(29,139)
BALANCE - DECEMBER 31, 2005	2,150,550	21,505	4,705,183	(4,921,329)	(194,641)

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders' Equity (Deficiency) (Continued)

(A)

The shares are subject to restrictions on transfers imposed by Rule 144 of the Securities Act of 1993, as amended.

(B)

In addition to the shares of common stock issued, the same number of warrants was issued entitling the shareholder to purchase one share of common stock at $1.50   per share until April 12, 1990 (extended to August 2, 1991).  On May 4, 1990 the Company, pursuant to a Resolution adopted by its Board of Directors at a special   meeting of its Board of Directors, terminated and canceled the warrants.

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

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

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

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

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

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders' Equity (Deficiency) (Continued)

(A3) In February 2004, the company issued 46,666 shares of common stock in settlement of accounts payable of $69,503.  In July 2004, 25,000 shares of common stock, valued at $25,000 were issued for services.  In September 2004, 28,000 shares of common stock, valued at $32,200 were issued for services.

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Cash Flows

December 31, 2005

	Cumulative from		For the Year Ended
	Aug. 14, 1985 to		December 31,
	December 31, 2005	2005			2004
Cash Flows From:
OPERATING ACTIVITIES
Net Loss	$(4,921,328)	$(29,139)			$(198,219)
Adjustments to Reconcile Net Loss	-	-			-
Net Cash Provided in Operating Activities:
Depreciation & Amortization	108,153	650			1,271
Loss on marketable Securities	130,741
Expired Public Offering Costs	110,000
Patent application rights tranferred for
reduction in liability to related party	(20,000)				(20,000)
Cancellation of Stockholder Note Receivable	55,490
Stock& Options Issued in Lieu of Cash
for Services	954,166				57,200
Loss on Sale of Equipment	34,144
Decrease (Increase) in Other Assets	-	1,161
Increase in Due to Related Party	97,958	28,754			38,596
Increase (Decrease) in Payables & Accrued Expenses	189,233	(1,850)			121,615

Net Cash Provided (Used) in Operating Activities	(3,261,443)	(424)			463

INVESTING ACTIVITIES
Purchase of Marketable Securities	(130,741)	-			-
Purchases of Property & Equipment	(126,062)	-
Patent License Expenditures	(201,864)	-			-
Proceeds from Sales of Equipment	22,994	-			-

Net Cash Provided (Used) in Investing Activities	(435,673)	-	-	-	-

DEFAULT PROOF CREDT CARD SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows (Continued)

	Cumulative from		For the Year Ending
	Aug. 14, 1985 to		December 31,
	December 31, 2005	2005		2004

FINANCING ACTIVITIES
Cash Overdraft	205	-		-
Proceeds from Issuance of Stock-Private Offerings	234,783	-		-
Proceeds from Issuance of Stock-Public Offerings	3,150,163	-		-
Proceeds Exercise of Warrants/Options	334,733	-
Capital Contributions	78,076	-		-
Net Receipts/Advances to Stockholder	(100,600)	-

Net Cash Provided (Used) by Financing Activities	3,697,360	-		-

NET INCREASE (DECREASE) IN CASH	39	(424)		86

CASH - BEGINNING	10	473		10

CASH - ENDING	$49	$49		$96

(See Accompanying Notes to Financial Statements)

Notes to Financial Statements

December 31, 2005

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Activity

Default Proof Credit Card System, Inc. (the “Company”) was incorporated on August 14, 1985 under the laws of the State of Florida.  The Company owns the intellectual property of several U.S. Patents and patent pending applications and is engaged in the marketing of secured credit cards and of the ATM Prepaid Debit Cards Dispenser for which received notice of patent allowance on April 24, 2000, the over the counter sale and dispensing of prepaid debit cards (patent pending) and the e-commerce internet dispensed of prepaid debit cards under the Domain name ubuydedbitcards.com also patent pending.  The Company’s offices are located in Coral Gables, Florida.  The Company is in the development stage and its operation to date has largely consisted of the research, marketing and development of its products.

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

Earnings (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which simplifies the standards for computing earnings per share (“EPS”) previously found in APB No. 15, “Earnings Per Share”.  It replaces the presentation of primary EPS with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.  The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements.  EPS has been restated for all prior periods presented.  Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year.  The Company’s potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2005 and 2004 since the effect would have been anti-dilutive to the Company’s net loss per common share.

Notes to Financial Statements (Continued)

December 31, 2005

Patent Costs

Costs incurred in connection with obtaining the license agreement of a patent have been capitalized and are being amortized using the straight-line method over 17 years from the date of issuance of the patents.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of FASB No. 109 “Accounting for Income Taxes”, which requires, among other things, a liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  The Company has had operating losses since inception and accordingly has not provided for income taxes.  Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

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

Notes to Financial Statements (Continued)

NOTE 4.

LICENSE AGREEMENT AND PATENTS ISSUED

The Company's C.E.O. and principal stockholder was issued two U.S. patents and one Canadian patent between January 1988 and February 1991, and also registered in the U.S. the trademark “Resource”.  On February 9, 1993, the Company entered into a license agreement which revoked the prior agreement dated January 8, 1991, which provides the Company the exclusive rights and use of the aforementioned patents and trademark for an indefinite period of time in return for nominal consideration to the stockholder.  The Company C.E.O. has transferred to the Company all the worldwide rights and ownership of three patent applications for stock options to purchase shares of the Company, the stock options to be granted if the patent applications received from the U.S. Patent and Trademarks offices the related patent allowances.  On April 24, 2000 the U.S. Patent and Trademark Office notice of allowance of the patent application ATM Prepaid Debit Cards Dispenser notifying that all its eight claims were allowed.  The other patents pending, the sale, dispensed and activated over the counter prepaid debit cards, as well as the purchase, sale and dispensed through the Internet-e-commerce, known as the domain name ubuydebitcards.com are now in process of receive patent allowances.

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

Notes to Financial Statements (Continued)

December 31, 2005

The 1988 Stock Option Plan is intended to qualify as an “Incentive Stock Option Plan” under Section 422A of the Internal Revenue Code.  Under the Stock Option Plan, incentive stock options may be granted at not less than 100 percent of the fair market value of the Company’s common stock at the date the option is granted (110% of fair market value for 10% or greater shareholders) and options granted to any one participant may not exceed $100,000 in option price per year.  Options may be granted within ten (10) years from the adoption of the 1988 Stock Option Plan.  Each option granted under the 1988 Stock Option Plan must be exercised within ten (10) years from the date of grant.  No options were granted under the 1988 Stock Option Plan.

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

 As of May 19, 2000 the Company has agreed to grant its C.E.O. and inventor over ten year non-plan options to purchase the Company’s Common Stock $0.01 par value per share in the amount of 500,000 shares, contingent upon the issuance of patent allowance related to a certain patent application. In February 2002, the patent was granted.

Notes to Financial Statements (Continued)

December 31, 2005

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

As of November 22, 2002, the Company has agreed to grant its C.E.O. and inventor over ten year non-plan options to purchase the Company’s Common Stock at $1.00 per share in the amount of 150,000 shares, contingent upon the issuance of patent allowance related to a certain patent application.

On June 18, 2003 the Company granted its C.E.O. options to purchase 300,000 shares of common stock at an exercise price of $1.85, contingent on the issuance by the U.S. Patent and Trademark office of patent application No. 10/342,991.

As required by Statement of Financial Accounting Standards (“SFAS”) 123, pro-forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have not vesting restriction and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.  The charge for options issued in 2001 would increase the loss by $ 50,500 or $0.03 per share and options issued in 2002 would increase the loss by $130,491 or $0.08 per share.

Notes to Financial Statements (Continued)

December 31, 2005

NOTE 6.

STOCK OPTIONS OTHER STOCK OPTIONS (Continued)

A summary of the status of the Company’s fixed stock option plan and non-plan options as of December 31, 2005 and 2004, and changes during the years then ended is presented below:

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

Notes to Financial Statements (Continued)

December 31, 2005

       Year Ending

	December 31, 2005	December 31, 2004
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

The Company has transferred the right, title and interest and  rights to sue for patent infringement damages for Patent Application 10/342991, for the “System and Process for Debit Card Dispensing” to the CEO of the Company, in consideration for a $20,000 reduction in the amount owed to the CEO in 2004.

NOTE 11.

LITIGATION

In January 2003, in the United States District Court for the Southern District of Florida, Company filed a patent infringement case (Number 03-020094) against Home Depot USA Inc., d/b/a/ Sam’s East Inc., d/b/a/ Sam’s Club, Starbucks Coffee Company, Urban Coffee Opportunities LLC and Wal-Mart Stores Inc.  On September 30, 2004, the court ruled in favor of the defendants. The company is appealing the decision. On June 16, 2005 the U.S. Court of Appeals for the Federal Circuit have hold claim 1 of Default Proof Credit Card System, Inc. U.S. Patent No. 6,405,182 invalid as indefinite under 35 U. S. C. Section, 112, Paragraph 2. in that respect we affirm the district court's grant of summary judgment of invalidity. Because the defendants do not appeal the district court's holding that dependent claims 2 through 7 are not invalid, we leave that portion of the judgment undisturbed  AFFIRMED.

Notes to Financial Statements (Continued)

December 31, 2005

NOTE 12.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at

December 31, 2005:

December 31, 2005
Office Furniture & Equip.	$ 10,628
Accumulated Depreciation	(10,512)
Net Property & Equip.	$ 116

Depreciation expense for the year ending December 31, 2005 and 2004 were $650 and $636, respectively.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

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

Item 9.

Changes in and Disagreements With Accountants On

Accounting  And Financial Disclosure

On February 9, 2000, the Company engaged Joel S. Baum, CPA, President of BAUM & Co., P.A., 1515 University Drive, Suite 209, Coral Springs, FL 33071 as its independent certified public accountants.  Joel S. Baum, CPA, and his Company have audited the Company’s Consolidated Financial Statements for the years 1999, 2000, 2001, 2002, 2003, 2004. Eduardo Garcia and Susan M. Garcia, CPA, 901 Ponce De Leon Blvd., Suite 606, Coral Gables, Florida 33134 are the company’s accountants. All above remain active with the Company.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control

         Persons; Compliance with Section 16(a) of the Exchange     Act

The directors and executive officers of the Company are as follows:

Name

Age

Position

Vincent Cuervo, C.E.O.

76

Director

Charles A. Menendez, President,CFO  76

Director

Ciro B. Sosa, Vice President

78

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

     (iii)  Being subject to any order, judgment or decree, not subsequently reserved, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, banking or securities activities; and

(iv)   Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 11.     Executive Compensation

General. The following table sets forth the total annual compensation paid or accrued by the Company to or for the account of the Company’s chief executive officer and any other executive officer whose total compensation for the fiscal year ended December 31, 2005 exceeded one hundred thousand dollars.

SUMMARY COMPENSATION TABLE

Item 12. SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on early January 2006 and at February 28, 2006 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be owner of more than 5% of the outstanding shares of Common Stock. (ii) each director, and

(iii) all officers and directors as a group. The filing by a shareholder of Schedule 13D related to the number of shares beneficially owned by this shareholders exceeding 5% of the Company outstanding shares.

Name of Beneficial   Amount and Nature of          Percentage of

      Owner           Beneficial Ownership     Outstanding Shares Owned

Vincent Cuervo

Miami, FL 33143

    852,291

39.63%

Ciro B. Sosa

Miami, FL 33134

     29,476

 1.37%

Pedro P. Llaguno

Miami, FL 33145

     60,000

 2.80%

Jose E. Aguirre

Weston, FL 33327

     11,900

       1.67%

Charles A. Menendez

Miami, FL 33243

     18,000

 0.83%

Directors, as a group

    995,767

46.30%

The Company is not aware of any arrangements that may result in a change of control of the Company.

Item 13.

Certain Relationships and Recent Related Transactions.

Securities  Outstanding

The Company has 2,500,000 authorized shares of $0.01 par value common stock (the Shares).  As of February 15, 2005 there are 2,150,550

Issued and outstanding shares, of which 995,767 or 46.30% are restricted shares.

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted can elect all the directors.

Securities Transfer Agent

The Transfer Agent for the Company’s Securities remains the same: Registrar and Transfer Company, 10 Commerce Dr., Cranford, NJ 07016.

Recent Stock Options Grants

The following are the non-qualified Stock Options Grants issued:

During 2002 the Company issued these non-qualified Stock Option Grants: On July 2002 to David J. Koss, at that time President and CFO 200,000 Stock Option Shares; to Pedro P. Llaguno; to Jose E. Aguirre 80,000, and to Ciro B. Sosa 80,000 Stock Option Shares to each one othem, and to Maria T.C. Schafer 25,000 shares. All these stock option shares at the stock option exercising price of $4.00 per share. Also, on November 22, 2002 on the acceptance of he appointment of Charles A. Menéndez as Company’s President and CFO, he was issued 2,000 shares of the Company’s Common Stock, $0.01 par value and a non-qualified Stock Option Grant for 24,000 shares of the Company’s Common Stock $0.01 par value, at the stock option price at the stock closing price on the date of the stock option granted, $1.77 per shares, 11/22/02.

All the above Stock Option shares are Company’s Common Stock $0.01 par value per share. With the exception of the new (consolidated) “Replacement Stock Option Grant” issued to Mr. Koss in accordance with the October 4th, 2002 Termination Agreement. Most of the above stock options are available and contingent upon the individuals providing their continuing services to the Company. In the event of termination, options exercisable in the termination year but before the termination date will be exercisable.

All of the options are deemed “restricted stock” pursuant to Rule 144 of the Securities Act of 1933 as amended. During 2005 there were 70,00 Stock Option Shares that were not exercised, consequently forfeit and void.

                        PART IV

Item 14.

PRINCIPAL AUDITOR and ACCOUNTANT FEES AND SERVICES

Audit Fees. The Aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2005, and 2004, and for the reviews of he financial statements included in the Company’s Quarterly Reports on Form 10-QSB during the fiscal years were $4,000 and $4,000, respectively.

Audit Related Fees. For the years ended December31, 2005 and 2004, the Company incurred fees to auditors of $1,200 and $1,200 for audit related fees, respectively.

All Other Fees. The aggregate fees billed by auditors for service rendered to the Company, other than the services covered in “Audit Fees” and for the fiscal year ended December 31, 2004 and 2003 were $5,200 and $5,100, which fees primarily related to the Company’s tax return and general accounting.

The Board of Directors has considered whether the provision of no-audit services is compatible with maintaining the principal accountant’s independence

Item 15. EXHIBITS

a)

Exhibits

Exhibits

Description

3.1*

Certificate of Incorporation of Registrant

3.2*

By-Laws of Registrant

4.1**

Form of Certificate evidencing Common Stock, $.001 par value

4.2**

Form of Redeemable Common Stock Purchase Warrant (1988

Public Offering)

4.6****Form of Option Agreement for 60,000 Stock Option shares for Marina S. Klein.

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

10.7**Sales Agreement between the Company and James Branam Jr.

10.8**Form of 1988 Stock Option Plan.

14****Material Foreign Patents - Notice of Allowance for Patent from Canada's Consumer and Corporate Affairs.

(28)****Minutes of Special meeting of the Board of Directors of Default Proof Credit Card System, Inc. for January 9, 1990

31.1**

Rule 13a-14(a)/15d-14(a) Certification-CEO

31.2**

Rule 13a-14(a)/15d-14(a) Certification-CFO

32.1**

Section 1350-Certification-CEO

32.2**

Section 1350-Certification-CFO

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

b) Form 8 – K – Filed October 7, 2004; Item 5. Other Events

c) Form 8 – K – Filed June 20, 2005; Item 5; Other Events

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  March 28, 2006

By:

/s/VINCENT CUERVO

______________

Vincent Cuervo

Chief Executive Officer

By:

/s/Charles A. Menendez

___________________

Charles A. Menendez

President and Chief Financial Officer