Form 10QSB
period 2006-03-31
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2006-05-11
CIK 803260

FORM 10 QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

( )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to__________________

Commission File Number 017114

           DEFAULT PROOF CREDIT CARD SYSTEM,INC._________________

(Exact name of small business issuer as specified in its charter)

__________Florida______________  ____________59-2686523___________

 (State or other jurisdiction of incorporation) (I.R.S. Employer Identification Number)

1545 Miller Road, Coral Gables, Florida    33146-2309______________

(Address of principal executive offices)   (Zip Code)

_____________________________(305) 666-1460___________________________

Registrant’s telephone number, including area code

(Former name, former address and fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

Yes  X

No  _

The number of shares outstanding of the registrant common stock is 2,150,550 (as of March 31, 2006).

Transitional Small Business Disclosure Format

Yes  X

No  _

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

C O N T E N T S

 Page

FINANCIAL STATEMENTS

BALANCE SHEET                                                                                              6

STATEMENTS OF OPERATIONS                                                                    7

STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                 8-15

STATEMENTS OF CASH FLOWS                                                            16-17

NOTES TO FINANCIAL STATEMENTS                                                             18 -25

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

March 31, 2006

ASSETS

CASH	$1,566

PROPERTY & EQUIPMENT ( net	95
of accumulated depreciation of $ 10,533)

Total Assets	$1,661

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$1,450
Accrued Expenses	115,099
Due to Related Party	84,911
Total Current Liabilities	201,460

Stockholders' Deficiency
Common Stock, $0.01 Par Value, 2,500,000
Shares Authorized, 2,150,550 Issued and Outstanding	21,505
Additional Paid-In Capital	4,705,183
Deficit Accumulated During Developmental Stage	(4,926,487)
Total Stockholders' Deficiency	(199,799)

Total Liabilities and Stockholders' Deficiency	$1,661

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Cumulative From
	August 14, 1985	For the Three Months Ended
	(Inception) Through	March 31,
	March 31, 2006	2006	2005

EXPENSES
General & Administrative	$5,454,236	$3,636	$8,370
Depreciation & Amortization	109,241	21	318
Total Expenses	5,563,477	3,657	8,688

OTHER INCOME(EXPENSE)
Litigation Settlements (Note 7)	(90,000)	-	-
Interest & Other Income (Expense)	414,663	(1,502)	(907)
Loss on Marketable Securities	(96,529)	-	-
Patent application rights transferred for
reduction in liability to related party	20,000
Loss on Sale of Equipment	(34,144)	-	-
Total Other Income (Expense)	213,990	(1,502)	(907)
Net Loss before Income Taxes and	(5,349,487)	(5,159)	(9,595)
Income tax benefit	25,436	-	-
Net Loss before Extraordinary Item	(5,324,051)	(5,159)	(9,595)
Extraordinary item - Gain from
restructuring of debt (net of Income
Taxes of $165,200)	257,800	-	-
Benefit from utilization of net
operating losscarryforward	139,764	-	-
NET (LOSS) INCOME	$(4,926,487)	$(5,159)	$(9,595)
Net (Loss) Earnings per Common Share		$-	$(0.01)

Weighted Average Number of Common
Shares Outstanding		2,150,550	2,084,665

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders' Equity (Deficiency)

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

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

(See Accompanying Notes to Financial Statements)

Statement of Stockholders' Equity (Deficiency) (Continued)

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

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

(See Accompanying Notes to Financial Statements)

Statement of Stockholders' Equity (Deficiency) (Continued)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

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

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statement of Stockholders' Equity (Deficiency)  (Continued)

(Unaudited)

				Deficit
	Common Stock		Aditional	During the
	# of Shares		Paid-In	Development
	Issued	Amount	Capital	Stage	Total
Jan. 11/01--for Professional Services Rendered	14,500	145	67,355	-	67,500
Jan./Apr 01--Stock Option for Services	-	-	34,500	-	34,500
Jan. 31/01--Exercise of Stock Options for Cash	35,000	350	34,650	-	35,000
May 11/01--Exercise of Stock Option for Cash	25,000	250	9,125	-	9,375
Jul. 31/01--for Professional Services Rendered	9,000	90	80,910	-	81,000
Dec. 31/01--Net Loss	-	-	-	(217,357)	(217,357)
BALANCE - DECEMBER 31, 2001	1,508,134	15,082	4,393,260	(4,389,166)	19,176
Jan/Nov 02--for Services	12,750	127	26,362		26,489
Jul. 02--Stock Options for Services			87,555		87,555
Aug. 14/02--Exercise of Stock Option for Cash	265,000	2,650	23,850	-	26,500
Dec 31/02--Net Loss				(158,691)	(158,691)
BALANCE - DECEMBER 31, 2002	1,785,884	17,859	4,531,027	(4,547,857)	1,029
Mar/Nov 03--Stock for Services	30,000	300	27,300	-	27,600
July 22/03--Exercise of Stock Options for Cash	235,000	2,350	21,150		23,500
Dec. 31/03--Net Loss				(146,114)	(146,114)
BALANCE - DECEMBER 31, 2003	2,050,884	20,509	4,579,477	(4,693,971)	(93,985)
Feb 6/03--Stock for Payables	46,666	466	69,036		69,502
July/Sept04--Stock for Professional Services	53,000	530	56,670		57,200
Dec. 31/04--Net Loss				(198,219)	(198,218)
BALANCE - DECEMBER 31, 2004	2,150,550	21,505	4,705,183	(4,892,190)	(165,502)
Dec. 31/05--Net Loss				(29,139)	(29,139)
BALANCE - DECEMBER 31, 2005	2,150,550	21,505	4,705,183	(4,921,329)	(194,641)
March 31/06--Net Loss				(5,159)	(5,159)
BALANCE - MARCH 31, 2006	2,150,550	$21,505	$4,705,183	$(4,926,487)	$(199,800)

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

Statement of Stockholders' Equity (Deficiency) (Continued)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

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

Statement of Stockholders' Equity (Deficiency) (Continued)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Cumulative from		For the Three Months Ended
	Aug. 14, 1985 to		March 31,
	March 31, 2006	2006		2005
Cash Flows From:
OPERATING ACTIVITIES
Net Loss	$(4,926,487)	$(5,159)		$(9,595)
Adjustments to Reconcile Net Loss	-	-		-
Net Cash Provided in Operating Activities:
Depreciation & Amortization	108,174	21		318
Loss on marketable Securities	130,741
Expired Public Offering Costs	110,000
Patent application rights tranferred for
reduction in liability to related party	(20,000)
Cancellation of Stockholder Note Receivable	55,490
Stock& Options Issued in Lieu of Cash
for Services	954,166
Loss on Sale of Equipment	34,144
Decrease (Increase) in Other Assets	-
Increase in Due to Related Party	104,912	6,954		10,799
Increase (Decrease) in Payables & Accrued Expenses	185,617	(723)		(500)

Net Cash Provided (Used) in Operating Activities	(3,263,243)	1,093		1,022

INVESTING ACTIVITIES
Purchase of Marketable Securities	(130,741)	-		-
Purchases of Property & Equipment	(126,062)	-
Patent License Expenditures	(201,864)	-		-
Proceeds from Sales of Equipment	22,994	-		-

Net Cash Provided (Used) in Investing Activities	(435,673)	-		-

Statements of Cash Flows (Continued)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Cumulative from		For the Three Months Ended
	Aug. 14, 1985 to		March 31,
	March 31, 2006	2006		2005

FINANCING ACTIVITIES
Cash Overdraft	205
Proceeds from Issuance of Stock-Private Offerings	234,783	-		-
Proceeds from Issuance of Stock-Public Offerings	3,150,163	-		-
Proceeds Exercise of Warrants/Options	334,733	-		-
Capital Contributions	78,076	-		-
Net Receipts/Advances to Stockholder	(100,600)	-		-

Net Cash Provided (Used) by Financing Activities	3,697,360	-		-

NET INCREASE (DECREASE) IN CASH	1,556	1,093		1,022

CASH - BEGINNING	10	473		473

CASH - ENDING	$1,566	$1,566		$1,495

(See Accompanying Notes to Financial Statements)

Notes to Financial Statements

March 31, 2006

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

Earnings (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” which simplifies the standards for computing earnings per share (“EPS”) previously found in APB No. 15, “Earnings Per Share”.  It replaces the presentation of primary EPS with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.  The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements.  EPS has been restated for all prior periods presented.  Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average common shares outstanding during each year.  The Company’s potentially issuable shares of common stock pursuant to outstanding stock options has been excluded from the calculation of diluted loss per share in 2006 and 2005 since the effect would have been anti-dilutive to the Company’s net loss per common share.

Notes to Financial Statements (Continued)

March 31, 2006

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

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

Interim Statements

The financial statements for the three months ending March 31, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature.  The results of operations for the three months are not indicative of a full year of results.

NOTE 2.

GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company suffered losses prior to commencement of operations and has a working capital deficiency.  Management intends to actively market the Resource System and a new (patent pending) Line of Credit system.  The Company is now engaged in discussions with several financial institutions for its development.  In the absence of achieving profitable operations, or obtaining debt or equity financing, the Company may not have sufficient funds to continue through December 31, 2006.

NOTE 3.

DUE FROM STOCKHOLDER

Due from stockholder consisted of various non-interest bearing and due upon demand advances.

Notes to Financial Statements (Continued)

March 31, 2006

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2006

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

March 31, 2006

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

March 31, 2006

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

NOTE 8.

INCOME TAXES

At December 31, 2005, the Company had a net operating loss carry forward of approximately $4.9 million, that expires through 2019.

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements (Continued)

March 31, 2006

      Three Months Ending

	March 31, 2006	March 31, 2005
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

(see Note 10)

NOTE 10.

DUE TO RELATED PARTY

This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options in 2006.

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements (Continued)

March 31, 2006

NOTE 12.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at March 31, 2006.

March 31, 2006
Office Furniture & Equip.	$ 10,628
Accumulated Depreciation	(10,533)
Net Property & Equip.	$ 95

Depreciation expense for the three months ending March 31, 2006 and 2005 were $21 and $318, respectively.

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Intellectual Property of the Company counts with several patent applications pending and there have been intense work and management have continued working on the review and improvements on its patent pending applications expecting that will be completed on time allowing filing the answers to the Office Actions received from the U.S. Patent Office last July 2005, we have received on September 30, 2005 a notice of patent allowance for patent pending application No. 09/207,854, which the company’s patent attorney will review once a  requested copy is received and will prepare the response and if necessary will Request for Continued Examination (RCE) and amendments will be filed. A Patent Office Action was received for the patent pending application number 10/342,991, and will be answered with amendments that are considered necessary. Both pending applications are important pieces for our prepaid debit card program.

We are proceeding with the previous quarter plans related to the other Company Patents and have been resolved to go ahead with the offering of non-exclusive licenses of our Patent Number 6,105,009, “The Automated Teller Machine Dispenser of Debit Cards”, and we will be proceeding with some of the preliminary steps contacting ATMs manufacturers which have indicated in the news media and their website pages the including in the production of their ATMs our patented feature, having already deployed several ATMs dispensing debit cards.  We are expecting interest in our proposals which if positive should generate future revenue from these patent-license agreements.

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

ITEM 3-CONTROLS AND PROCEDURES.

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

PART II- OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K

a) Exhibits 31.1 Rule 13a-14(a)/15d-14(a) Certifications-CEO

31.2 Rule 13a-14(a)/15d-14(a) Certifications-CFO

32.1 Section 1350 Certifications-CEO

32.2 Section 1350 Certifications-CFO

b) Form 8-K's: - None-

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  May 11, 2006

By:/s/VINCENT CUERVO

Vincent Cuervo, Chief Executive Officer

Date:  May 11, 2006

By:/s/CHARLES A. MENENDEZ

Charles A. Menendez, President andChief Financial Officer