Form 10QSB
period 2006-06-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2006-08-07
CIK 803260

FORM 10 QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes  X

No  _

The number of shares outstanding of the registrant common stock is 2,445,550 (as of June 30, 2006).

Transitional Small Business Disclosure Format

Yes  X

No  _

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

C O N T E N T S

 Page

FINANCIAL STATEMENTS

BALANCE SHEET                                                                                             4

STATEMENTS OF OPERATIONS                                                                    5

STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                 6-14

STATEMENTS OF CASH FLOWS                                                            14-15

NOTES TO FINANCIAL STATEMENTS                                                              16-23

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

June 30, 2006

ASSETS

CASH	$25

PROPERTY & EQUIPMENT ( net	74
of accumulated depreciation of $ 10,555)

Total Assets	$99

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$800
Accrued Expenses	115,099
Due to Related Party	61,362
Total Current Liabilities	177,261

Stockholders' Deficiency
Common Stock, $0.01 Par Value, 2,500,000
Shares Authorized, 2,445,550 Issued and Outstanding	24,455
Additional Paid-In Capital	4,761,183
Deficit Accumulated During Developmental Stage	(4,962,800)
Total Stockholders' Deficiency	(177,162)

Total Liabilities and Stockholders' Deficiency	$99

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Cumulative From August 14, 1985		For the Six Months Ended			For the Three Months Ended
	(Inception) Through		June 30,			June 30,
	June 30, 2006	2006		2005	2006		2005

EXPENSES
General & Administrative	$5,489,037	$38,436		$14,372	$34,801		$6,003
Depreciation & Amortization	109,263	43		636	22		318
Total Expenses	5,598,300	38,479		15,008	34,823		6,321

OTHER INCOME(EXPENSE)
Litigation Settlements (Note 7)	(90,000)	-		-	-		-
Interest & Other Income (Expense)	413,173	(2,992)		(1,978)	(1,490)		(1,071)
Loss on Marketable Securities	(96,529)	-		-	-		-
Patent application rights transferred for
reduction in liability to related party	20,000
Loss on Sale of Equipment	(34,144)	-		-	-		-
Total Other Income (Expense)	212,500	(2,992)		(1,978)	(1,490)		(1,071)
Net Loss before Income Taxes and	(5,385,800)	(41,471)		(16,986)	(36,313)		(7,392)
Income tax benefit	25,436	-		-	-		-
Net Loss before Extraordinary Item	(5,360,364)	(41,471)		(16,986)	(36,313)		(7,392)
Extraordinary item - Gain from
restructuring of debt (net of Income
Taxes of $165,200)	257,800	-		-	-		-
Benefit from utilization of net
operating losscarryforward	139,764	-		-	-		-
NET (LOSS) INCOME	$(4,962,800)	$(41,471)		$(16,986)	$(36,313)		(7,392)
Net (Loss) Earnings per Common Share		$(0.02)		$(0.01)	$(0.02)		$-

Weighted Average Number of Common
Shares Outstanding		2,206,264		2,150,550	2,306,550		2,150,550

(See Accompanying Notes to Financial Statements

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

(See Accompanying Notes to Financial Statements

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

(See Accompanying Notes to Financial Statements)

Statement of Stockholders' Equity (Deficiency)  (Continued)

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

				Deficit
	Common Stock		Aditional	During the
	# of Shares		Paid-In	Development
	Issued	Amount	Capital	Stage	Total
Jan. 11/01--for Professional Services Rendered	14,500	145	67,355	-	67,500
Jan./Apr 01--Stock Option for Services	-	-	34,500	-	34,500
Jan. 31/01--Exercise of Stock Options for Cash	35,000	350	34,650	-	35,000
May 11/01--Exercise of Stock Option for Cash	25,000	250	9,125	-	9,375
Jul. 31/01--for Professional Services Rendered	9,000	90	80,910	-	81,000
Dec. 31/01--Net Loss	-	-	-	(217,357)	(217,357)
BALANCE - DECEMBER 31, 2001	1,508,134	15,082	4,393,260	(4,389,166)	19,176
Jan/Nov 02--for Services	12,750	127	26,362		26,489
Jul. 02--Stock Options for Services			87,555		87,555
Aug. 14/02--Exercise of Stock Option for Cash	265,000	2,650	23,850	-	26,500
Dec 31/02--Net Loss				(158,691)	(158,691)
BALANCE - DECEMBER 31, 2002	1,785,884	17,859	4,531,027	(4,547,857)	1,029
Mar/Nov 03--Stock for Services	30,000	300	27,300	-	27,600
July 22/03--Exercise of Stock Options for Cash	235,000	2,350	21,150		23,500
Dec. 31/03--Net Loss				(146,114)	(146,114)
BALANCE - DECEMBER 31, 2003	2,050,884	20,509	4,579,477	(4,693,971)	(93,985)
Feb 6/03--Stock for Payables	46,666	466	69,036		69,502
July/Sept04--Stock for Professional Services	53,000	530	56,670		57,200
Dec. 31/04--Net Loss				(198,219)	(198,218)
BALANCE - DECEMBER 31, 2004	2,150,550	21,505	4,705,183	(4,892,190)	(165,502)
Dec. 31/05--Net Loss				(29,139)	(29,139)
BALANCE - DECEMBER 31, 2005	2,150,550	21,505	4,705,183	(4,921,329)	(194,641)
March 31/06--Net Loss				(5,159)	(5,159)
BALANCE - MARCH 31, 2006	2,150,550	21,505	4,705,183	(4,926,487)	(199,800)
Apr 1/06 --Stock Options Converted	225,000	2,250	31,500		33,750
May 18/06 -- Stock for Services	20,000	200	7,000		7,200
May 18/06 -- Stock for Services	50,000	500	17,500		18,000
June 30/06 -- Net Loss				(36,313)	(36,313)
BALANCE - JUNE 30, 2006	2,445,550	$24,455	$4,761,183	$(4,962,800)	$(177,163)

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

(A4)  In April 2006, the Chief Executive officer purchased 225,000 shares of common stock for $33,750 ($.15 per share) by exercising related stock options. In May 2006 the company issued 70,000 restricted shares of common stock for $25,200 ($.36 per share), to company officers for services.

Statements of Cash Flows

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

	Cumulative from		For the Six Months Ended
	Aug. 14, 1985 to		June 30,
	June 30, 2006	2006			2005
Cash Flows From:
OPERATING ACTIVITIES
Net Loss	$(4,962,800)	$(41,471)			$(16,986)
Adjustments to Reconcile Net Loss	-	-			-
Net Cash Provided in Operating Activities:
Depreciation & Amortization	108,196	42			636
Loss on marketable Securities	130,741
Expired Public Offering Costs	110,000
Patent application rights tranferred for
reduction in liability to related party	(20,000)
Cancellation of Stockholder Note Receivable	55,490
Stock& Options Issued in Lieu of Cash
for Services	979,366	25,200
Loss on Sale of Equipment	34,144
Decrease (Increase) in Other Assets	-
Increase (Decrease) in Due to Related Party	115,113	17,155			16,722
Increase (Decrease) in Payables & Accrued Expenses	188,283	(950)			(1,050)

Net Cash Provided (Used) in Operating Activities	(3,261,467)	(24)			(678)

INVESTING ACTIVITIES
Purchase of Marketable Securities	(130,741)	-			-
Purchases of Property & Equipment	(126,062)	-
Patent License Expenditures	(201,864)	-			-
Proceeds from Sales of Equipment	22,994	-			-

Net Cash Provided (Used) in Investing Activities	(435,673)	-	-	-	-

Statements of Cash Flows (Continued)

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

	Cumulative from		For the Six Months Ending
	Aug. 14, 1985 to		June 30,
	June 30, 2006	2006			2005

FINANCING ACTIVITIES
Cash Overdraft	-				205
Proceeds from Issuance of Stock-Private Offerings	234,783	-			-
Proceeds from Issuance of Stock-Public Offerings	3,150,163	-			-
Proceeds Exercise of Warrants/Options	334,733	-
Capital Contributions	78,076	-			-
Net Receipts/Advances to Stockholder	(100,600)	-			-

Net Cash Provided (Used) by Financing Activities	3,697,155	-	-	-	-

NET INCREASE (DECREASE) IN CASH	15	(24)			(473)

CASH - BEGINNING	10	49			473

CASH - ENDING	$25	$25			$-

(See Accompanying Notes to Financial Statements)

Notes to Financial Statements

June 30, 2006

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

Interim Statements

The financial statements for the six months ending June 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature.  The results of operations for the six months are not indicative of a full year of results.

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

NOTE 8.

INCOME TAXES

At December 31, 2005, the Company had a net operating loss carry forward of approximately $4.8 million, that expires through 2018.

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

                                                                        Six Months Ending

	June 30, 2006	June 30, 2005
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

(See Note 10)

NOTE 10.

DUE TO RELATED PARTY

This balance represents net cash advances, made by the CEO and majority stockholder, in contemplation of exercising stock options.  In 2006, 225,000 options were exercised for $33,750.

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

NOTE 12.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at June 30, 2006:

June 30, 2006
Office Furniture & Equip.	$ 10,628
Accumulated Depreciation	(10,555)
Net Property & Equip.	$ 73

               Depreciation expense for the six months ending June 30, 2006 and 2005 were $42 and $636 respectively.

NOTE 13.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2005, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

 In December 2005, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123(R) may have a material impact on financial statements at such time as options are issued.

NOTE 13.

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact, as the Company does not use such instruments.

Item 2: MANAGEMENT’S DISCUSSION, ANALYSIS, CERTAIN EVENTS AND PLAN OF OPERATIONS

Default Proof is not a company that has a store selling stuff. The Company is offering and providing intellectual property services through licensing rights of its patents and its intellectual property to customers, retailers, stores, employers, banks and financial institutions, all of which will have to be formal contracts for the sale and marketing of Default Proof Prepaid Debit Cards System, Inc. Gift Cards, prepaid Cards, Payroll Cards and the like.

Patents, Patent Pending Applications and License Rights

Early in 2006, one new U.S. Patent was issued to Vincent Cuervo, CEO who has a written agreement with the Company that because of the length that took the Patent Office to issue the patent allowance for this application it should be mutually discussed for its approval. The application No. 09/207,854 was filed by V. Cuervo on December 8, 1998 (priority rights begins on August 3,1998) and has been received from the U.S. Patent and Trademark Office the Patent Allowance for this amended claims application titled: “INTERNET WEBSITE PROGRAM FOR THE PURCHASE, ISSUE AND DISPENSING OF DEBIT CARDS”.

So far this year 2006 Cuervo has filed one new patent application; the Company have paid for the maintenance of the Company U.S. Patent No. 6,405,182 for which a Patent Correction filing is in the making, the fee for the foreign patent, the Mexican Patent No.225623 for five years was paid as it is required, it is possible amendments would be filed. The present patent application No. 11/344,644 filed by Cuervo on February 1, 2006 titled “SYSTEM AND PROCESS FOR SALES, VALIDATING AND DISPENSING OF PREPAID DEBIT CARDS” should be an addition the our intellectual property.

Presently the prepaid debit card is offered through multiple personalities and it is  marketed under a plurality of names as, Payroll Cards, Gift Cards, Health Savings Cards, Cash Cards, ATMs Cards, Speedway Cards, Debit Cards for Child Support payments and the like.

The Company has and still is willing to offer and grant stock options to inventor(s) and to company associates at a low share price. In the past, the stock option price has been low since the Company stock itself has been very low, at times at only  “ a penny for the lot”. Once the Patent Office issues the assigned patent or services assistance is received, it is management opinion that it will represent positive future earnings potential for the Company. The amounts of stock option and their per share price were correct for the exclusive worldwide rights to the patent when issued and or for the accomplished services received.

We believe that patent protection of the technologies, methods, systems and processes of the Company intellectual property is important to our future operations and progress. The success of our proposed licenses may depend, in part, upon our ability to obtain patent protection.

Although we intend to file additional patent applications, if appropriated; however, we cannot guarantee that any additional patents will be issued or, that if issued, it will be of commercial benefit for the Company, nor can we anticipate the breadth or degree of protection that any such patents may afford.

Further, we cannot guarantee that any of the patents developed and assigned to us will not infringe patents held by third parties or that licenses from such third parties will be available on commercially acceptable terms, if at all. We intend to enforce vigorouly our patents position and intellectual property rights..

Adding Seeking Potential Licensees

We have a history of operating losses and continue to need working capital. We depend on third parties entering into license agreement with us and helping us develop our intellectual property, our prior development efforts have not generated sustained revenues or any profits.

On June 1, 2006 John H. Faro, Esq. was appointed Senior Vice President and Chief Operating Officer (“COO”) of the Company  by the Board of Directors of Default Proof Credit Card System, Inc. thus recognizing his exceptional organizational, analytical, communications and management skills.

             As a qualified incentive, Mr. Faro received 50,000 restricted shares of the Company’s Common Stock $0.01 par value, and has been nominated for The Board of Directors of the Company as a new member.

            John H. Faro, an experienced and valuable Patent Lawyer for over 30 years, was the patent attorney who prosecuted and obtained from the U.S. Patent Office on January 5, 1988 the issue of the Company first patent, another US Patent a year later and a Canadian Patent in 1991 and others.

             Mr. Faro has been associated with us in and out, since 1985 providing his expert advise, and orientation in legal and intellectual property law.

             John will be in charge of the company patents, pending patent applications, as well as future applications; of our patents enforcement rights and intellectual property portfolio; he will participate in management strategies, including licensing, and implementation of enforcement strategies through aggressive negotiations and/or litigation when necessary.

            The Company has the patents, their attorneys have the expertise, and management has been firmly keeping it lean and clean. We are working together to turn the stock around by getting the mix right. Those that have had patience are going to be rewarded; those who are joining us now could have luck on their side. Most don’t realize the strength of the patents. The fact Default Proof should built a legal staff shows the potential of this Company down the road.

Safe Harbor Disclaimer

The statements included in this press release concerning predictions of economic performance and management's plans and objectives constitute forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, factors detailed in Default Proof Credit Card System, Inc.’s Securities and Exchange Commission filings. The forward-looking statements contained in this press release speak only as of the date hereof and Default Proof Credit Card System, Inc. disclaims any intent or obligation to update these forward-looking statements.

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  August 3,2006

 By:

    /s/  VINCENT CUERVO

      Vincent Cuervo,

Chief Executive Officer

Date:  August 3, 2006

  By:

      /s/ CHARLES A. MENENDEZ

Charles A. Menendez,

Secretary and Chief Financial Officer