Form 10QSB
period 2006-09-30
DEFAULT PROOF CREDIT CARD SYSTEM INC /FL/
filed 2006-11-13
CIK 803260

FORM 10 QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30 , 2006

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

Yes  X

No  _

The number of shares outstanding of the registrant common stock is 2,445,550 (as of September 30, 2006).

Transitional Small Business Disclosure Format

Yes  X

No  _

C O N T E N T S

 Page

FINANCIAL STATEMENTS

BALANCE SHEET                                                                                              3

STATEMENTS OF OPERATIONS                                                                    4

STATEMENT OF STOCKHOLDERS' EQUITY/DEFICIENCY                 5-10

STATEMENTS OF CASH FLOWS                                                            11-12

NOTES TO FINANCIAL STATEMENTS                                                  12 -20

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

September 30, 2006

ASSETS

CASH	$19

PROPERTY & EQUIPMENT ( net	52
of accumulated depreciation of $ 10,576.)

Total Assets	$71

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$600
Accrued Expenses	115,099
Due to Related Party	66,493
Total Current Liabilities	182,192

Stockholders' Deficiency
Common Stock, $0.01 Par Value, 2,500,000
Shares Authorized, 2,445,550 Issued and Outstanding	24,455
Additional Paid-In Capital	4,761,183
Deficit Accumulated During Developmental Stage	(4,967,759)
Total Stockholders' Deficiency	(182,121)

Total Liabilities and Stockholders' Deficiency	$71

(See Accompanying Notes to Financial Statements)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Cumulative From August 14, 1985		For the Nine Months Ended			For the Nine Months Ended
	(Inception) Through September 30,		September 30,			September 30,
	2006	2006		2005	2006		2005

EXPENSES
General & Administrative	$5,492,407	$41,807		$18,566	$3,370		$4,194
Depreciation & Amortization	109,285	64		650	22		14
Total Expenses	5,601,692	41,871		19,216	3,392		4,208

OTHER INCOME(EXPENSE)
Litigation Settlements (Note 7)	(90,000)	-		-	-		-
Interest & Other Income (Expense)	411,606	(4,558)		(3,157)	(1,567)		(1,179)
Loss on Marketable Securities	(96,529)	-		-	-		-
Patent application rights transferred for
reduction in liability to related party	20,000
Loss on Sale of Equipment	(34,144)	-		-	-		-
Total Other Income (Expense)	210,933	(4,558)		(3,157)	(1,567)		(1,179)
Net Loss before Income Taxes and	(5,390,759)	(46,429)		(22,373)	(4,959)		(5,387)
Income tax benefit	25,436	-		-	-		-
Net Loss before Extraordinary Item	(5,365,323)	(46,429)		(22,373)	(4,959)		(5,387)
Extraordinary item - Gain from
restructuring of debt (net of Income
Taxes of $165,200)	257,800	-		-	-		-
Benefit from utilization of net
operating losscarryforward	139,764	-		-	-		-
NET (LOSS) INCOME	$(4,967,759)	$(46,429)		$(22,373)	$(4,959)		$(5,387)
Net (Loss) Earnings per Common Share		$ (0.02)		$ (0.01)	$ -		$ -

Weighted Average Number of Common
Shares Outstanding		2,445,550		2,150,550	2,445,550		2,150,550

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

(See Accompanying Notes to Financial Statements)

Statement of Stockholders' Equity (Deficiency)  (Continued)

(Unaudited)

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

				Deficit
	Common Stock		Aditional	During the
	# of Shares		Paid-In	Development
	Issued	Amount	Capital	Stage	Total
Jan. 11/01--for Professional Services Rendered	14,500	145	67,355	-	67,500
Jan./Apr 01--Stock Option for Services	-	-	34,500	-	34,500
Jan. 31/01--Exercise of Stock Options for Cash	35,000	350	34,650	-	35,000
May 11/01--Exercise of Stock Option for Cash	25,000	250	9,125	-	9,375
Jul. 31/01--for Professional Services Rendered	9,000	90	80,910	-	81,000
Dec. 31/01--Net Loss	-	-	-	(217,357)	(217,357)
BALANCE - DECEMBER 31, 2001	1,508,134	15,082	4,393,260	(4,389,166)	19,176
Jan/Nov 02--for Services	12,750	127	26,362		26,489
Jul. 02--Stock Options for Services			87,555		87,555
Aug. 14/02--Exercise of Stock Option for Cash	265,000	2,650	23,850	-	26,500
Dec 31/02--Net Loss				(158,691)	(158,691)
BALANCE - DECEMBER 31, 2002	1,785,884	17,859	4,531,027	(4,547,857)	1,029
Mar/Nov 03--Stock for Services	30,000	300	27,300	-	27,600
July 22/03--Exercise of Stock Options for Cash	235,000	2,350	21,150		23,500
Dec. 31/03--Net Loss				(146,114)	(146,114)
BALANCE - DECEMBER 31, 2003	2,050,884	20,509	4,579,477	(4,693,971)	(93,985)
Feb 6/03--Stock for Payables	46,666	466	69,036		69,502
July/Sept04--Stock for Professional Services	53,000	530	56,670		57,200
Dec. 31/04--Net Loss				(198,219)	(198,218)
BALANCE - DECEMBER 31, 2004	2,150,550	21,505	4,705,183	(4,892,190)	(165,502)
Dec. 31/05--Net Loss				(29,139)	(29,139)
BALANCE - DECEMBER 31, 2005	2,150,550	21,505	4,705,183	(4,921,329)	(194,641)
March 31/06--Net Loss				(5,159)	(5,159)
BALANCE - MARCH 31, 2006	2,150,550	21,505	4,705,183	(4,926,487)	(199,800)
Apr 1/06 --Stock Options Converted	225,000	2,250	31,500		33,750
May 18/06 -- Stock for Services	20,000	200	7,000		7,200
May 18/06 -- Stock for Services	50,000	500	17,500		18,000
June 30/06 -- Net Loss				(36,313)	(36,313)
BALANCE - JUNE 30, 2006	2,445,550	$24,455	$4,761,183	$(4,962,800)	$(177,163)
September 30/06 -- Net Loss				(4,959)	(4,959)
BALANCE - SEPTEMBER 30, 2006	2,445,550	$24,455	$4,761,183	$4,967,759	$(182,122)

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

DEFAULT PROOF CREDIT CARD SYSTEM, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Cumulative from		For the Six Months Ending
	Aug. 14, 1985 to		September 30
	June 30, 2006	2006		2005
Cash Flows From:
OPERATING ACTIVITIES
Net Loss	$(4,967,759)	$(46,429)		$(22,373)
Adjustments to Reconcile Net Loss	-	-		-
Net Cash Provided in Operating Activities:
Depreciation & Amortization	108,218	64		650
Loss on marketable Securities	130,741
Expired Public Offering Costs	110,000
Patent application rights tranferred for
reduction in liability to related party	(20,000)
Cancellation of Stockholder Note Receivable	55,490
Stock& Options Issued in Lieu of Cash
for Services	979,366	25,200
Loss on Sale of Equipment	34,144
Decrease (Increase) in Other Assets	-
Increase (Decrease) in Due to Related Party	120,244	22,285		23,013
Increase (Decrease) in Payables & Accrued Expenses	188,083	(1,150)		(1,450)

Net Cash Provided (Used) in Operating Activities	(3,261,473)	(30)		(160)

INVESTING ACTIVITIES
Purchase of Marketable Securities	(130,741)	-		-
Purchases of Property & Equipment	(126,062)	-
Patent License Expenditures	(201,864)	-		-
Proceeds from Sales of Equipment	22,994	-		-

Net Cash Provided (Used) in Investing Activities	(435,673)	-		-

Statements of Cash Flows (Continued)

(Unaudited)

	Cumulative from		For the Six Months Ending
	Aug. 14, 1985 to		September 30
	June 30, 2006	2006		2005

FINANCING ACTIVITIES
Cash Overdraft	-	-		-
Proceeds from Issuance of Stock-Private Offerings	234,783	-		-
Proceeds from Issuance of Stock-Public Offerings	3,150,163	-		-
Proceeds Exercise of Warrants/Options	334,733	-
Capital Contributions	78,076	-		-
Net Receipts/Advances to Stockholder	(100,600)	-		-

Net Cash Provided (Used) by Financing Activities	3,697,155	-	-	-

NET INCREASE (DECREASE) IN CASH	9	(30)		(160)

CASH - BEGINNING	10	49		473

CASH - ENDING	$19	$19		$313

(See Accompanying Notes to Financial Statements)

Notes to Financial Statements

September 30, 2006

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

September 30, 2006

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

Interim Statements

The financial statements for the nine months ending September 30, 2006 and 2005 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature.  The results of operations for the nine months are not indicative of a full year of results.

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

September 30, 2006

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

September 30, 2006

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

NOTE 6. STOCK OPTIONS- OTHER STOCK OPTIONS (Continued)

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

September 30, 2006

NOTE 6.

STOCK OPTIONS - OTHER STOCK OPTIONS (Continued)

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

September 30, 2006

  Nine Months

Ending

	September 30, 2006	September 30, 2005
Statutory federal income tax rate	34%	34%
Valuation allowance	(34)	(34)
Effective tax rate	-%	-%

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

NOTE 11.

LITIGATION

In January 2003, in the United States District Court for the Southern District of Florida,Company filed a patent infringement case (Number 03-020094) against Home Depot USA Inc., d/b/a/ Sam’s East Inc., d/b/a/ Sam’s Club, Starbucks Coffee Company, Urban Coffee Opportunities LLC and Wal-Mart Stores Inc.  On September 30, 2004, the court ruled in favor of the defendants.  The company is appealing the decision.

Notes to Financial Statements (Continued)

September 30, 2006

NOTE 12.

PROPERTY AND EQUIPMENT

Property and Equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The following is a summary of property and equipment, at September 30, 2006:

September 30, 2006
Office Furniture & Equip.	$ 10,628
Accumulated Depreciation	(10,576)
Net Property & Equip.	$ 52

Depreciation expense for the nine months ending September 30, 2006 and 2005 were $64 and $ 650 respectively.

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

 In December 2005, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We believe SFAS No. 123® may have a material impact on financial statements at such time as options are issued.

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

Item 2: MANAGEMENT’S DISCUSSION, ANALYSIS, CERTAIN EVENTS AND PLAN OF OPERATIONS

Patents, Patent Pending Applications, Wholly Owned Subsidiary, Licenses

On August 22, 2006, the U.S. Patent No. 7.096,198 was issued to Vincent Cuervo, CEO who has a written agreement with the Company which because of the length that took the Patent Office to issue the patent for this application this agreement shall be mutually reviewed for its final approval. The application No. 09/207,854 was filed by V. Cuervo on December 8, 1998 (priority rights begins on August 3rd, 1998) and has been received from the U.S. Patent and Trademark Office the Patent Certificate on August 28th, 2006, it is titled “INTERNET WEBSITE PROGRAM FOR THE PURCHASE, ISSUE AND DISPENSING OF DEBIT CARDS”.

A copy of the press release issued by the Company on Wednesday August 23, 12:08 pm ET is herewith furnished:

MIAMI--(BUSINESS WIRE)--Aug. 23, 2006--Default Proof Credit Card System, Inc. (OTCBB:DPRS - News) announces that on August 22, 2006 the application 09/207,854 filed by Vincent Cuervo, CEO on December 8, 1998 was granted U.S. Patent number 7,096,198, titled: INTERNET WEB SITE PROGRAM FOR THE PURCHASE, ISSUE AND DISPENSING OF DEBIT CARDS

On September 15, 2006 the Company registered a company, the following is the News Release:

“DEFAULT PROOF CREDIT CARD SYSTEM, INC. ENTERS THE PREPAID DEBIT AND GIFT CARDS BUSINESS THROUGH ITS NEW WHOLLY OWNED SUBSIDIARY

Miami, Florida, October 10, 2006, Business Wire – Default Proof Credit Card System, Inc. (OTC: Bulletin Board: DPRS) announced today that it has a wholly owned new subsidiary named Gift Cards Online, Inc. The new company is incorporated in the State of Florida.

Default Proof Credit Card System, Inc. (the “DPCCS”), presently fully licensed to move forward with the U.S. Patent No. 7,096,198, has sub-licensed on non-exclusive basis, Gift Cards Online, Inc. (the “GCO”) to explore the use and maximize the value of the patent granted on August 22, 2006 titled “Internet Web Site Program For The Purchase, Issue And Dispensing Of Debit Cards”. DPCCS will focus on offering  non-exclusive licenses of its proprietary patented priority rights to new entries as well as those unlicensed providers presently selling prepaid debit and gift cards.

The patent application was filed on December 8, 1998 and owns patented priority rights from August 3, 1998. After almost eight years waiting for the U.S. Patent and Trademark Office to grant and issue this patent, DPCCS and GCO will be entering the prepaid debit and gift cards market as soon as management secures the necessary needed funds.

Default Proof Credit Card, Inc. expects that all present unlicensed providers selling prepaid debit and gift cards will apply for their licenses from DPCCS as GCO has done. Providers obtaining such licenses will maintain transparent and permitted continuance of their prepaid card businesses”.

Presently we have a patent pending application No. 11/344,644 that was filed by Cuervo on February 1, 2006 titled “SYSTEM AND PROCESS FOR SALES, VALIDATING AND DISPENSING OF PREPAID DEBIT CARDS” that should be valuable addition to our intellectual property.

Currently the prepaid debit card is offered through multiple personalities and it is  marketed under a plurality of names as, Payroll Cards, Gift Cards, Health Savings Cards, Cash Cards, ATMs Cards, Speedway Cards, Debit Cards for Child Support payments and the like.

We believe that patent protection of the technologies, methods, systems and processes of the Company intellectual property is important to our future operations and progress. The success of our proposed licenses may depend, in part, upon our ability to obtain patent protection.

Further, we cannot guarantee that any of the patents developed and assigned to us  will not infringe patents held by third parties or that licenses from such third parties will be available on commercially acceptable terms, if at all. We intend to enforce vigorously our patents position and intellectual property rights.

We have a history of operating losses and continue to need working capital. We depend on third parties entering into license agreement with us and helping us develop our intellectual property, our prior development efforts have not generated sustained revenues or any profits, and there is no assurance of a sudden change.

In this coming month of October we will start conducting a search for the company that will handle the activation, validation etc…, for our new task in the sale, issuing and dispensing debit cards.

Safe Harbor Disclaimer

The statements included in this press release concerning predictions of economic performance and management's plans and objectives constitute forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors, which could cause or contribute to such differences include, but are not limited to, factors detailed in Default Proof Credit Card System, Inc.’s Securities and Exchange Commission filings. The forward-looking statements contained in this press release speak only as of the date hereof and Default Proof Credit Card System, Inc. disclaims any intent or obligation to update these forward-looking statements.

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

PART II- OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K

a) Exhibits 31.1 Rule 13a-14(a)/15d-14(a) Certifications-CEO

31.2 Rule 13a-14(a)/15d-14(a) Certifications-CFO

32.1 Section 1350 Certifications-CEO

32.2 Section 1350 Certifications-CFO

b) Form 8-K's: - July 19, 2006 filed with the US SEC.

DEFAULT PROOF CREDIT CARD SYSTEM, Inc.

Management Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      DEFAULT PROOF CREDIT CARD SYSTEM, INC.

Date:  October 30, 2006

By:/s/VINCENT CUERVO

VICENT CUERVO

Chief Executive Officer

Date:  October 30, 2006

By:CHARLES A. MENENDEZ

CHARLES A. MENENDEZ

President and Chief Financial Officer